Form 10-K
period 2022-12-31
ELECTRAMECCANICA VEHICLES CORP.
filed 2023-04-17
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Form 10-K Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2022
☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______.

Commission file number: 001-38612

ELECTRAMECCANICA VEHICLES CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1485035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8057 North Fraser Way

Burnaby, British Columbia, Canada, V5J 5M8

(Address of principal executive offices)

Registrant’s telephone number, including area code (604) 428-7656

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Shares, without par value Warrants, each to purchase one Common Share	SOLO SOLOW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction or an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.35 on June 30, 2022) was approximately $151,929,386.

The registrant had 119,287,917 common shares outstanding as of April 12, 2023.

REFERENCES

As used in this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”): (i) the terms “Registrant”, “we”, “us”, “our”, “ElectraMeccanica” and the “Company” mean Electrameccanica Vehicles Corp. or, as the context requires, collectively with its consolidated subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

We have determined that we have ceased to qualify as a “foreign private issuer”, as such term is defined in Rule 405 under the United States Securities Act of 1933, as amended (the “Securities Act”), and Rule 3b-4 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022, being the last business day of our most recently completed second fiscal quarter. We no longer qualify as a foreign private issuer because, as of June 30, 2022, more than 50 percent of our common shares were directly or indirectly owned of record by residents of the United States, and five of our nine directors were either citizens or residents of the United States. Once an issuer fails to qualify for foreign private issuer status it will remain unqualified unless it meets the requirements for foreign private issuer status as of the last business day of its second fiscal quarter. Accordingly, our Company will not be able to use the forms and rules designated for foreign private issuers after December 31, 2022, being the final day of our latest fiscal year end. If our Company subsequently qualifies as a foreign private issuer on the last business day of a subsequent second fiscal quarter, we will immediately be able to use the forms and rules designated for foreign private issuers.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Annual Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-K may include, but are not limited to, statements and/or information related to: strategy, future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; and the plans and objectives of management..

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Annual Report. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons. Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	prices of other electric vehicles, costs associated with manufacturing electric vehicles and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the current COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;

●	changes in the size of the electric vehicle market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	the Company’s ability to successfully sell its inventory of three-wheeled single seat vehicles;
●	the Company’s plan to develop, manufacture, market and profitably sell a new four-wheeled SOLO alternative (the “Project E4” or “E4”);
●	the Company’s ability to successfully and profitably assemble contracted third-party native-EV designs using the Company’s Mesa, Arizona, facility;
●	developments in alternative technologies or improvements in the internal combustion engine;
●	inability to keep up with advances in electric vehicle and battery technology;
●	inability to design, develop, market and sell new electric vehicles and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing electric vehicles;
●	inability to succeed in establishing, maintaining and strengthening the ElectraMeccanica brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other factors discussed below in Item 1A. “Risk Factors,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we make with the SEC.

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws. You should carefully review the cautionary statements and risk factors contained in this Form 10-K and other documents that the Company may file from time to time with the securities regulators.

PART I

ITEM 1. BUSINESS

Company Overview

ElectraMeccanica designs and manufactures smaller, simpler and purposeful electric vehicles that we believe are a better fit for everyday use in an increasingly crowded, complex world. To date the Company has primarily targeted the U.S. as our commercial market.

We sell these vehicles directly to consumers and small businesses. We think this focus on the daily utility segment - e.g., commuting, errands and food delivery - differentiates us from both legacy and native electric vehicle (“EV”) makers. Our initial product, the innovative, three-wheeled, single-seat SOLO, reflects this unique design philosophy.

In December 2022, we made the decision to also assemble other companies’ electric vehicles to further leverage the resources and capabilities of our recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona. We believe this combination of developing our own vehicles and helping to build those of others places ElectraMeccanica in the best position to benefit from the secular growth of the EV category overall. We further believe that to date this growth largely has excluded smaller, simpler and more useful - but still stylish - forms of electric transportation.

Our goal is to expand the market for everyday EVs beyond traditional original equipment manufacturers (“OEM”) categories (e.g., compact, mid-size, large, pickup truck, cross-over, and SUV), many of which emphasize size and power, raising the total cost of ownership. We believe the emerging transition to electric represents an opportunity to not just shift a fuel source for mobility, but also to offer original and innovative vehicles to meet evolving consumer demands.

The Company is headquartered in Burnaby, British Columbia, Canada. In December 2022, we announced the Company would focus its operations in its Mesa, Arizona, facility. We expect to complete this process in 2023.

EV Market Opportunity

The auto industry is in the middle of a transformation from internal combustion engines to electric vehicles.

Most major global automotive OEMs offer either hybrid or fully electric vehicle options in their product lineups, and a combination of both brands (like Lexus) and entire companies (like General Motors) have publicly declared their intent to have fully electrified their offerings within the coming years.

Adoption rates by consumers support this strategy. According to BloombergNEF’s (National Energy Foundation) 2022 Long-Term Electric Vehicle Outlook, under the Economic Transition Scenario (the “ETS”), global EV (battery electric and plug-in hybrid electric passenger vehicles) sales are expected to be approximately 39 million units in 2030, rising to approximately 73 million units in 2040, representing a penetration rate of 40% and 73%, respectively, of all passenger vehicles sold.

Consumer interest in and support for electric vehicles reflects a powerful combination of a heightened awareness of the environmental impact of fossil fuel consumption and a corresponding desire to reduce, where practical, individual carbon footprints. At the same time, increasing gasoline prices lend a practical motivation for consumers to consider zero emissions transportation. In addition, many countries and states are increasing mandating and incentivizing the purchase of EVs, for example, California recently mandated that every new passenger car or truck sold in the state must be zero emissions by 2035.

It is also becoming clear that consumer preferences as they relate to electric mobility options in North America are becoming more nuanced, and sophisticated. For example, increasing electric micromobility options, particularly in cities, is reflective of the growing understanding that simply electrifying existing vehicle designs (e.g., producing an electric SUV that weighs in excess of 9,000 pounds) fail to take into consideration a more complete understanding of managing environmental impact and outcomes (or, as a New York Times article recently headlined, “Just How Good for the Planet Is That Big Electric Pickup Truck?” on February 18, 2023). Additionally, for many consumers, the desire for an electric transportation solution is often constrained by the high purchase price for many current EV models.

There is also an issue of fundamental utility that remains unaddressed by many current EV transportation options. Increasingly dense and crowded urban environments stand to benefit not just from zero emissions transportation, but from those mobility options that offer meaningful benefits in terms of simplicity of operation, maneuverability in traffic, ease of parking, and present a significantly lower total cost of ownership.

We believe there is a large population of consumers in the U.S. who are willing to adopt an EV mobility solution, but for whom no good option currently exists that meets their day-to-day transportation needs.

Beginning with our very first SOLO concept vehicle, and extending through our current strategic product roadmap, we believe that, just as traditional vehicle markets have segmented themselves across a set of factors that include price, capabilities and utility, the EV market will do the same. Further, we believe that market demand exists for a high quality, high-utility, low-cost and beautifully designed electric transportation option.

Strategy

We seek to grow our Company based on prioritizing disruptive vehicle designs that delight consumers while asking little of them in terms of operating or charging an EV.

Unlike many legacy auto manufacturers that appear to focus on electrifying existing car form factors, most of which can be both oversized and overpowered for the way people use them every day, ElectraMeccanica is focusing on smaller, lower-priced EV models instead of other manufacturers who arguably and often sacrifice design or remain within conventional styling parameters.

We commenced commercial production of SOLO in August 2020 and through the end of 2022 sold over 420 vehicles via our direct-to-consumer sales and marketing initiatives and our retail kiosk operations in the States of California and Arizona. From over 9,000 test drives, as well as feedback from our vehicle owners, we learned that people love driving the SOLO. However, we also learned that beyond the actual driving experience, the experience of purchasing, financing, insuring and servicing a three-wheeled autocycle vehicle in our markets provided significant challenges to both current and prospective owners. The network of traditional institutions that support vehicle ownership is not established for three-wheeled autocycles. Creating our own support ecosystem around just the initial SOLO three-wheeled models would be prohibitively expensive and time consuming. It also does not align with our goal of expanding the market for everyday EVs.

Therefore, to lower these barriers to acceptance and further scale our sales, ElectraMeccanica has decided to focus its efforts and resources on Project E4, a four-wheeled form factor featuring a sleek design and simple features of the SOLO.

Historically, ElectraMeccanica has always contemplated designing and launching vehicles with more than three wheels. Past prototype EVs the Company considered include the four-wheeled eRoadster and Tofino. We expect Project E4 to benefit from our experimentation with these form factors, as well as our extensive learnings from the SOLO. Specifically, we believe E4 unlocks our ability to offer:

●	broader marketability;
●	broader insurability;
●	more financing options;
●	servicing availability, given that standard hoists easily can accommodate four-wheeled form factors versus three-wheeled ones;
●	more likely qualification for government subsidies and incentives;
●	standard logistics and trucking needs for a 4-wheel product versus limited options for a 3-wheel product;
●	a second passenger seat which further broadens our potential consumer market; and
●	further advanced safety features;

Adapting our designs to a scalable, four-wheeled form factor that preserves the best features of the SOLO, including eye-catching styling and easy charging, will take time - for two reasons.

First, the Company needs to do deeper customer and consumer research than it has historically with respect to product features and design. We believe this will help us avoid consumer and business barriers to broader market acceptance and sales like those limiting the SOLO, as noted above. In turn, this will confirm for us the best possible approach to define the most appealing product.

The Company also stated in December 2022 that it would seek manufacturing and assembly partners who require ElectraMeccanica’s factory space and expertise to build their vehicles. These partners will allow ElectraMeccanica to accelerate commercialization and use of its 235,000 square-foot facility in Mesa, Arizona. As of the date of this Annual Report we are already leveraging the new Mesa facility in order to act as an assembly partner for other EV manufacturers, as demonstrated by our recently announced agreements with GLV, LLC (“GLV”) to help produce three different electric vehicles for Volcon, Inc. (two e-bikes, including the Grunt EVO and Runt, and Volcon’s premium UTV, the fully-electric STAG).

We commissioned our Mesa facility on December 12, 2022. Located on 18 acres of land near the Phoenix-Mesa Gateway Airport, our new facility, when fully operational, will allow us to produce up to 20,000 vehicles per year, per production line. It has space for three production lines, for a total, fully operational output of up to 60,000 vehicles per year. The new campus includes 22,000 square feet of office space and 19,000 square feet of lab space.

We carefully selected Arizona as the site of our new campus for numerous reasons, including infrastructure, talent, geographic location, proximity to a pre-existing automotive supply chain, concentration of other EV and EV component expertise and continued and dedicated support from state and local governments. The location of the facility also offers space for a larger footprint and potential expansions.

Product

ElectraMeccanica has been assembling and selling a unique, three-wheeled, single-seat commuter vehicle, the SOLO (with the most recent model being the G3). The Company has made a strategic decision to stop the production of the G3 SOLO and commence Project E4. Project E4 plans to leverage the best features and insights derived from the SOLO, following completion of vehicle design, validation and all required testing. The Company will be focusing our resources on Project E4 in the foreseeable future.

Presently, the Company is investigating the cause of an occasional power loss on the SOLO and is, as of February 17, 2023, subject to a self-reported NHTSA recall notice. As a result the Company has now decided to repurchase all 428 SOLO vehicles for the full purchase price paid by the customer, inclusive of the vehicle price, taxes, title and shipping. In addition, the Company has issued a stop drive notice to advise customers not to drive their vehicles because of the safety concern.

The Company has also begun winding down its contract manufacturing relationship with Chongqing Zongshen Automobile Industry Co., Ltd. (“Zongshen”) as a result of the recent commissioning of our Mesa, Arizona, facility and our plans to move into four-wheeled designs produced onshore in the U.S.

Marketing and Sales

Historically, the Company relied on a combination of retail kiosks, direct-to-consumer online marketing and live events to drive the majority of its sales.

With respect to the E4, ElectraMeccanica continues to believe that a combination of marketing, sales efforts and investment will be required to scale sales beyond what we have achieved to date. The Company also expects to define a marketing and sales strategy that flows directly from professionalized consumer market research, which itself reflects careful testing of the actual vehicle during its development process.

Government Regulation and Incentives

Certain of our operations, properties and products are subject to stringent and comprehensive federal, state and local laws and regulations governing matters related to environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.

We are also subject to permitting, registration and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations and other government approvals from one or more governmental agencies to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted.

The following summarizes certain existing environmental, health and safety laws and regulations applicable to our operations and current and future products. For additional information, see “Risk Factors” herein.

Motorcycle Regulation

We and our vehicles must meet the applicable parts of the U.S. Code of Federal Regulations Title 49 — Transportation. Since the U.S. regulations do not have a specific class for three-wheeled “autocycles”, the G3 SOLO and Cargo variant fall under the definition of a motorcycle pursuant to Sec. 571.3 of 49 CFR Part 571.

However, currently a motorcycle license is not required to drive them in all but the States of Indiana, Massachusetts, Minnesota, Nebraska, Nevada, New Mexico, North Carolina and New York (New York will no longer require a helmet as of April 20, 2022).

Motorcycle helmets must be worn while operating in the States of Alaska (when operating without a motorcycle license or endorsement), Nebraska, North Carolina and Oregon. Helmets are also required if the driver is under 18 years old in the States of Alaska, Colorado, Indiana, Minnesota, Montana, New Hampshire and New Mexico.

Vehicle Safety and Testing Regulation

The Company’s four-wheel Project E4 will be subject to, and must comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSSs”). As a manufacturer, the Company must self-certify that its vehicles meet all applicable FMVSSs before the vehicles are sold in the U.S.

There are many FMVSSs that will apply to the Company’s Project E4, such as crash-worthiness requirements, crash avoidance requirements and electric vehicle requirements (i.e., limitations on electrolyte spillage, battery retention and avoidance of electric shock after certain crash tests). The Company’s Project E4 must fully comply with all applicable FMVSSs. Additionally, there are regulatory changes being considered for several FMVSSs, and the Company must comply with all such FMVSS regulations.

In addition to FMVSS, the Company will also be required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owners’ manual requirements. The Company must also comply with the Automobile Information and Disclosure Act, which requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. Further, this law allows inclusion of city and highway fuel economy ratings, as determined by the U.S. Environmental Protection Agency (“EPA”), as well as crash test ratings as determined by NHTSA.

Battery Safety and Testing Regulations

The Company’s battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries, and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration.

These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped, such as by ocean vessel, rail, truck or air.

The Company will complete the applicable transportation tests for its battery packs, demonstrating its compliance with applicable regulations. The Company uses lithium-ion cells in its high-voltage battery packs. The use, storage and disposal of the Company’s battery packs is regulated under federal law. The Company will enter into agreements with third-party battery recycling companies to recycle the Company’s battery packs.

EPA Emissions and Certification

The U.S. Clean Air Act requires that the Company obtain a Certificate of Conformity issued by the EPA or a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that the Company’s vehicles comply with all applicable emissions requirements.

A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards. A CARB Executive Order is required for vehicles sold in states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles.

In addition to California, there are 14 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Virginia, Delaware and Colorado.

The Company is required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other 14 states identified above that have adopted the stricter California standards.

Automobile Manufacturer and Dealer Regulation

U.S. state laws regulate the manufacture, distribution and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. The Company will need to secure dealer licenses (or their equivalent) and engage in sales activities for its self-owned sales and service centers, while partners in certain states will support by providing services via partner-owned stores and showrooms.

Incentives

There has been a growing trend for governments as a matter of public policy to favor EVs, such as the U.S. Inflation Reduction Act of 2022. This has taken the form of initiatives aimed at improving transit, financial incentives for the purchase of EVs and financial incentives for the manufacture of EVs. These incentives have been predominately for four-wheel electric passenger vehicles.

Manufacturing Incentives

To promote the manufacture and development of EVs, many federal, state and local governments provide financial incentives to EV companies. These incentives can take the form of tax credits or grants. Several jurisdictions offer similar financial incentives for the purchase and installation of home charging stations for EVs.

Initiatives to Improve Transit

Many localities try to reduce or regulate traffic, and particularly in places where there is high population density, chronic congestion, narrow roads and limited urban space. While these initiatives might be onerous to owners of traditional internal combustion engine vehicles, they often exempt or partially exclude EVs. These initiatives include various forms of congestion charging (which often exempt or provide discounts for EVs), priority lanes for high-occupancy vehicles and EVs, restrictions on new registrations of vehicles (excluding EVs) and subsidies for the installation of public charging stations for EVs.

Environmental Credits

In connection with the production, delivery and placement into service of the Company’s zero-emission vehicles, the Company may earn tradable credits under certain governmental programs designed to incentivize such activities. The Company may sell the Company’s future credits to automotive companies and other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.

For example, under California’s Zero Emission Vehicle (“ZEV”) Regulation and those of states that have adopted California’s standards, vehicle manufacturers are required to earn or purchase credits, referred to as ZEV credits, for compliance with their annual regulatory requirements. These laws provide that automakers may bank or sell to other regulated parties their excess credits if they earn more credits than the minimum quantity required by those laws. The Company may also earn other types of salable regulatory credits in the U.S. and abroad, including greenhouse gas, fuel economy, and clean fuels credits.

Competition

The Company has experienced, and expects to continue to experience, intense competition from numerous companies, particularly as the transportation sector increasingly shifts towards low-emission, zero-emission or carbon neutral solutions.

Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, such as Tesla, General Motors, Ford, and Rivian, have electric vehicles available today. Other current and prospective automobile manufacturers are also developing electric vehicles, for example Faraday Future, Nio, xPeng, Li Auto and Fisker, among others.

In addition, several manufacturers offer hybrid vehicles, including plug-in versions. The Company directly competes with other pure-play electric vehicle companies targeting the high-end segment, while also competing to a lesser extent with new energy vehicles and internal combustion engine vehicles offered by traditional OEMs.

The Company believes the primary competitive factors in the electric vehicle market include, but are not limited to:

●	funding;
●	pricing;
●	technological innovation;
●	vehicle performance, quality, and safety;
●	space, comfort, and user experience;
●	service and charging options;
●	design, styling, and interior materials;
●	uninterrupted supply chain (e.g.. semi-conductor chips);
●	battery range; and
●	manufacturing efficiency.

The Company believes that it is possible to successfully compete with its peers on the basis of a number of these factors, particularly as they relate to vehicles themselves. However, most of the Company’s current and potential competitors have greater financial, technical, supply chain, manufacturing, marketing and other resources than the Company. They may be able to deploy greater resources to the design, development, manufacturing, supply chain, distribution, promotion, sales, marketing and support of their electric vehicles. Additionally, the Company’s competitors may also have greater name recognition, longer operating histories, lower cost of materials, larger sales forces, broader customer and industry relationships and other resources than the Company does.

Intellectual Property and Trademarks

ElectraMeccanica’s intellectual property is an asset of our Company, and a tool to drive value and differentiation in our products and services. We protect, use and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position and create shareholder value.

Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms and enforcement mechanisms across various international jurisdictions to establish and protect intellectual property rights related to our current and future business and operations.

We have filed patent and design applications for inventions and designs that our legal counsel deems necessary to protect our products. We do not rely on any licenses from third-party vendors at this time.

We will pursue intellectual property protection to the extent we believe it would be advantageous to our business objectives. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. As our business evolves, we may also choose to abandon certain intellectual property rights that we consider no longer core to our go-forward business.

Human Capital

As of April 12, 2023, we employed a total of 104 full-time people and one part-time person. None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing, integrating our existing and new employees.

The breakdown of full-time employees by main category of activity is as follows:

Activity	Number of Employees
Engineering/R&D	10
Sales & Marketing	22
General & Administration	68
Executive	4
Total Number of Employees	104

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. and European governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. During 2020, 2021, and 2022, this had negatively affected the U.S. and global economies, disrupted global supply chains and resulted in significant transport restrictions and disruption of global financial markets.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and may continue to have, a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon.

We expect that an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic may continue to have, an impact on the Company’s ability to design, develop and commercialize its stated vehicle objectives which may further adversely affect sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. “Risk Factors”.

Inter-Corporate Relationships

The following is a list of each of our five subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned or controlled by us:

	Place of
	Incorporation /
Name of Entity	Formation	Ownership Interest
Electrameccanica Automotive USA Inc.	Nevada	100%
Electrameccanica USA LLC	Arizona	100%
SOLO EV LLC	Michigan	100%
Intermeccanica International Inc.	British Columbia, Canada	100%
Electrameccanica Automotive Technology (Chongqing) Ltd.	People’s Republic of China	100%

Corporate Information

We were incorporated on February 16, 2015, under the laws of the Province of British Columbia, Canada, and our principal activity is the development and manufacturing of electric vehicles (each, an EV).

Our head office is located at, and our principal address is, 8057 North Fraser Way, Burnaby, British Columbia, Canada, V5J 5M8.

Our registered and records office is located at Suite 1500, 1055 West Georgia Street, P.O. Box 11117, Vancouver, British Columbia, Canada, V6E 4N7.

Additional information related to us is available on SEDAR at www.sedar.com and on our website at www.electrameccanica.com. We do not incorporate the contents of our website or of sedar.com into this Annual Report. Information on our website does not constitute part of this Annual Report.

ITEM 1A. RISK FACTORS

In addition to the information contained in this Annual Report on Form 10-K, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Form 10-K. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business, and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements”.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Form 10-K, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

Risks Related to the Business and Industry

We will require a significant amount of capital to carry out our proposed business plan to develop, manufacture, sell and service electric vehicles. As at the date of this Annual Report the Company is not able to finance day-to-day activities through operations; and there is no assurance that any amount raised will be sufficient to continue to fund operations of our Company.

If we are to achieve profitability, we must have a successful commercial introduction and acceptance of our vehicles, which may not occur. We expect that we will incur operating losses in 2023, and thereafter, and we also expect to continue to experience negative cash flows for the next several years.

We have a limited operating history and have generated minimal revenues.

Our limited operating history makes evaluating our business and future prospects difficult. We were formed in February 2015, and in 2020, we started production and deliveries of our first electric vehicle the SOLO. We intend to derive revenues from our planned E4 vehicle and from current and anticipated contract assembly and/or manufacturing using our Mesa, Arizona, facility. Our vehicles require significant investment prior to commercial introduction and may never be successfully developed or commercially successful.

We have a history of operating losses and we expect our operating losses to accelerate and materially increase for the foreseeable future.

For the fiscal year ended December 31, 2022, we generated a net loss of $123.7 million. If we are to ever achieve profitability, we must have a successful commercial introduction and acceptance of our vehicles, which may not occur. We expect that our operating losses will continue in 2023 and thereafter, and we also expect to continue to incur operating losses and to experience negative cash flows for the next several years.

Our ability to achieve profitability will depend, in part, on our ability to manage the bill of materials and per unit manufacturing cost and ability to commercialize Project E4.

Product development is subject to feasibility and engineering risks. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact manufacturing, or reduce our manufacturing efficiency, may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

We currently have negative operating cash flows, and if we are unable to generate positive operating cash flows in the future our viability as an operating business will be adversely affected.

We have made significant up-front investments in research and development, sales and marketing and general and administrative expenses to rapidly develop and expand our business. We are currently incurring expenditures related to our operations that have generated a negative operating cash flow. Operating cash flow may decline in certain circumstances, many of which are beyond our control. We might not generate sufficient revenues in the near future. Because we continue to incur future expenditures for research and development, sales and marketing and general and administrative expenses, we continue to experience negative cash flow until we reach a sufficient level of sales with positive gross margins to cover operating expenses. An inability to generate positive cash flow until we reach a sufficient level of sales with positive gross margins to cover operating expenses or raise additional capital on reasonable terms will adversely affect our viability as an operating business.

We may require additional capital to carry out our proposed business plan for the next 24 months if our cash on hand and revenues from the sale of our vehicles and contract assembly and manufacturing services provided to third-parties are not sufficient to cover our cash requirements.

If our cash on hand, revenues, if any, and cash received upon the exercise of outstanding warrants, if any are exercised, are not sufficient to cover our cash requirements, we will need to raise additional funds through the sale of our equity securities, in either private placements or registered offerings and/or debt instruments. If we are unsuccessful in raising enough funds through such capital-raising efforts, we may review other financing possibilities such as bank loans. Financing might not be available to us or, if available, may not be available on terms that are acceptable to us.

Our ability to obtain the necessary financing to carry out our business plan is subject to several factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay, or cancel our planned activities or substantially change our current corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

Terms of future financings may adversely impact your investment.

We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common shares. In addition, if we need to raise equity capital from the sale of common shares, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Common shares which we sell could be sold into any market which develops, which could adversely affect the market price.

If we are unable to successfully and profitably assemble third-party products under assembly agreements with such third-parties, our business and operating results will most likely face material adverse effects.

In addition to manufacturing the proposed E4 in our Mesa, Arizona, facility in the future, we have entered into an assembly agreement with a third-party and plan to enter into similar assembly and/or manufacturing agreements with other third-parties to generate revenue. If we are not able to successfully and profitably assemble third-party products at our Mesa facility, this will affect our ability to satisfy our current assembly client and affect our ability to attract new clients, which will most likely have a material adverse effect on our business and operating results.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results, and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our vehicles may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture battery cells which makes us depend upon other suppliers of battery cell technology for our battery packs.

If we are unable to design, develop, market, and sell new electric vehicles and services that address additional market opportunities, our business, prospects, and operating results will suffer.

We may not be able to successfully develop new electric vehicles and services, address new market segments or develop a significantly broader customer base. To date, we have focused our business on the sale of the SOLO, a three-wheeled single seat electric vehicle, and have targeted mainly urban residents of modest means and fleets. We will need to address additional markets and expand our customer demographic to further grow our business as we look to pivot to Project E4. Our failure to address additional market opportunities would harm our business, financial condition, operating results, and prospects.

Demand in the vehicle industry is highly volatile.

Volatility of demand in the vehicle industry may materially and adversely affect our business, prospects, operating results, and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political, and social conditions in a given market and the introduction of new vehicles and technologies. As a new start-up manufacturer, we will have fewer financial resources than more established vehicle manufacturers to withstand changes in the market and disruptions in demand.

We do not currently have all arrangements in place that are required to allow us to fully execute our business plan.

To sell our vehicles across the U.S., each State has its own set of rules and regulations that we will need to comply with. This means that we will need to enter into additional agreements and arrangements that are not currently in place. These include obtaining dealership licenses, lease financing, implementing a nation wide servicing arrangement, etc.  If we are unable to enter into such agreements, or are only able to do so on terms that are unfavorable to us, we may not be able to fully carry out our business plans.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success depends on the efforts, abilities, and continued service of our executive leadership team: Susan Docherty, our Chief Executive Officer (or “CEO”) and interim Chief Operating Officer, Mark Orsmond, our Chief Financial Officer (or “CFO”),  Michael Bridge, our General Counsel, and Kim Brink, our Chief Revenue Officer (or “CRO”). A number of these key employees have significant experience in the automobile manufacturing and technology industries. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire suitable replacements.

We are subject to numerous environmental, and health and safety laws and any breach of such laws may have a material adverse effect on our business and operating results.

We are subject to numerous environmental and health and safety laws, including statutes, regulations, bylaws, and other legal requirements. These laws relate to the generation, use, handling, storage, transportation, and disposal of regulated substances, including hazardous substances (such as batteries), dangerous goods and waste, emissions or discharges into soil, water, and air, including noise and odors (which could result in remediation obligations), and occupational health and safety matters, including indoor air quality. These legal requirements vary by location and can arise under federal, provincial, state, or municipal laws. Any breach of such laws and/or requirements would have a material adverse effect on our Company and its operating results.

Our vehicles are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.

All vehicles sold must comply with federal, state, and provincial motor vehicle safety standards. In both Canada and the United States vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. In this regard, Canadian and U.S. motor vehicle safety standards are substantially the same. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have any future model EV satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

If we are unable to reduce and adequately control the costs associated with operating our business, including costs associated with manufacturing, sales, materials, transportation and logistics, our business, financial condition, operating results, and prospects will suffer.

If we are unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling, transporting, distributing, and servicing our electric vehicles relative to their selling prices, or if we experience significant increases in these costs and are unable to raise our prices to offset such increases, our operating results, gross margins, business and prospects could be materially and adversely impacted. Further, since our preorder vehicles are at fixed sales prices, if we experience significant increases in costs associated with operating our business, our profitability from these pre-order vehicles may be negatively impacted absent the flexibility to increase such sales prices.

If our vehicles fail to perform as expected our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our vehicles use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. We have experienced some of these risks with our current recall.

We may not succeed in establishing, maintaining, and strengthening the ElectraMeccanica brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects depend in part on our ability to develop, maintain and strengthen the ElectraMeccanica brand. Any failure to develop, maintain and strengthen our brand may materially and adversely affect our ability to sell our planned electric vehicles. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality electric vehicles and maintenance and repair services, and we have very limited experience in these areas. In addition, we expect that our ability to develop, maintain and strengthen the ElectraMeccanica brand will also depend heavily on the success of our marketing efforts. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors, particularly automobile OEMs headquartered in the U.S., Japan and the European Union, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials in our business, including aluminum, steel, carbon fiber and non-ferrous metals such as copper and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include: the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases; disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Our business depends on the continued supply of battery cells for our vehicles. We do not currently have any agreements for the supply of batteries and depend upon the open market for their procurement. Any disruption in the supply of battery cells from our supplier could temporarily disrupt the planned production of our vehicles until such time as a different supplier is fully qualified. Moreover, battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. We might not be able to recoup increasing costs of raw materials by increasing vehicle prices.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results, and prospects.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives that are offered to purchasers of EVs or persons installing home charging stations, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, and operating results.

If we fail to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results, and financial condition. We may expand our operations in the near future in connection with the planned development and production of our vehicles. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	training new personnel;
●	forecasting production and revenue;
●	controlling expenses and investments in anticipation of expanded operations;
●	establishing or expanding design, manufacturing, sales and service facilities;
●	implementing and enhancing administrative infrastructure, systems and processes;
●	meeting varied regulatory requirements;
●	addressing new markets; and

●	establishing international operations.

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians, for our electric vehicles programs and assembly operations. Competition for individuals with experience in designing, manufacturing, and servicing electric vehicles is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, or operating results. If a work stoppage occurs within our business, or that of our key suppliers, it could delay the manufacture and sale of our electric vehicles and have a material adverse effect on our business, prospects, operating results, or financial condition. Additionally, if we expand our business to include full in-house manufacturing of our vehicles, our employees might join or form a labor union and we may be required to become a union signatory.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given we have limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award . Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects, and operating results. We plan to maintain product liability insurance for all our vehicles on a claims-made basis, but any such insurance might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either more than our coverage or outside of our coverage may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

The registration and enforcement of patents involves complex legal and factual questions and the breadth and effectiveness of patented claims is uncertain. We cannot be certain that we are the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection against someone creating competing products, or as a defensive portfolio against a competitor who claims that we are infringing its patents. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications, if any, will result in issued patents in those foreign jurisdictions or that such patents can be effectively enforced, even if they relate to patents issued in the U.S.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time we may receive communications from third parties that allege our products are covered by their patents or trademarks or other intellectual property rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do things that include one or more of the following:

●	cease making, using, selling or offering to sell processes, goods or services that incorporate or use the third-party intellectual property;
●	pay substantial damages;
●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;
●	redesign our vehicles or other goods or services to avoid infringing the third-party intellectual property; or
●	establish and maintain alternative branding for our products and services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Global economic conditions could materially adversely impact demand for our products and services.

Our operations and performance depend significantly on economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition.

Uncertainties in the interpretation and enforcement of Hong Kong laws and regulations could limit the legal protections available to you and us.

From time to time we may have to resort to arbitration proceedings to enforce our legal rights, or Zongshen may resort to arbitration proceedings, under our Manufacturing Agreement with Zongshen, dated September 29, 2017, as amended pursuant to an extension agreement dated June 23, 2021 (collectively, the “Manufacturing Agreement”), which we are in the process of concluding. The Manufacturing Agreement is governed by Hong Kong law with the venue for arbitration in Hong Kong. Hong Kong has historically had a separate system of laws, including common law. However, the People’s Republic of China has increasingly sought to exert its control over Hong Kong, including over its laws. Because of the unpredictable nature of the application of Hong Kong law in a Hong Kong arbitration, it may be more difficult to evaluate the outcome of such proceedings and the level of legal protection we enjoy, which may result in higher than expected costs to exit the Manufacturing Agreement.

A global pandemic could materially adversely impact our ability to manufacture and deliver products.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and may continue to have, a significant impact on the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage and shipping costs. Any of these disruptions and delays may strain domestic and international supply chains, which could negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon.

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services.

We face risks associated with cyber-attacks, including hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions around the world have increased. Our business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that we were unable to defend against or mitigate, we could have our operations and the operations of our customers and others disrupted. We could also have our financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen, and experience substantial loss of revenues, response costs and other financial loss and be subject to increased regulation, litigation, penalties and damage to their reputation. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information and reputational damage adversely affecting investor confidence. As a result, in the event of a material cyber security breach, our results of operations could be materially, adversely affected.

Risks Related to Our Securities

Our common shares are listed on the Nasdaq Capital Market. As such, we must meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common shares, which could make it more difficult for us to sell securities in a financing and for you to sell your common shares.

Our common shares are listed on the Nasdaq Capital Market. As such, we are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum shareholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common shares of $1.00 per share. If we do not meet these continued listing requirements, our common shares could be delisted. Delisting of our common shares from the Nasdaq Capital Market would cause us to pursue eligibility for trading on other markets or exchanges, or on the pink sheets. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, our common shares would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common shares, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the Over-The-Counter Markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common shares, reduce security analysts’ coverage of us and diminish investor, supplier and employee confidence. Additionally, the threat of delisting or a delisting of our common shares from the Nasdaq Capital Market could reduce the number of investors willing to hold or acquire our common shares, thereby further restricting our ability to obtain equity financing, and it could reduce our ability to retain, attract and motivate our directors, officers and employees. In addition, as a consequence of any such delisting, our share price could be negatively affected and our shareholders would likely find it more difficult to sell, or to obtain accurate quotations as to the prices of, our common shares.

As described in a Current Report on Form 8-K filed with the SEC on March 28, 2023, we received a deficiency letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying us that, for the last 30 consecutive business days, the bid price for our common shares had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until September 25, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price for our common stock must remain above $1.00 for 10 consecutive business days.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and notify the Staff of our intention to cure the deficiency during the additional compliance period. If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common shares will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with any of the other Nasdaq listing requirements.

Our executive officers and directors beneficially own approximately 7.7% of our common shares.

As of April 12, 2023, our executive officers and directors beneficially owned, in the aggregate, approximately 7.7% of our common shares, which includes shares that our executive officers and directors have the right to acquire pursuant to warrants, stock options, restricted stock units (“RSU”s) and deferred stock units (“DSU”s) which have vested. As a result, they will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendments to our Articles and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

The continued sale of our equity securities will dilute the ownership percentage of our existing shareholders and may decrease the market price for our common shares.

Our Notice of Articles authorize the issuance of an unlimited number of common shares and the issuance of preferred shares. Our Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and designate the rights of the preferred shares, which may include voting, dividend, distribution, or other rights that are preferential to those held by the common shareholders. The issuance of any such common or preferred shares may result in a reduction of the book value or market price, if one exists at the time, of our outstanding common shares. Given our lack of revenues, we will likely have to issue additional equity securities to obtain working capital we require in the future. Our efforts to fund our intended business plans will therefore result in dilution to our existing shareholders. If we do issue any such additional common shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. As a result of such dilution, if you acquire common shares your proportionate ownership interest and voting power could be decreased. Furthermore, any such issuances could result in a change of control or a reduction in the market price for our common shares.

Additionally, we had 14,721,998 options and 5,395,481 warrants outstanding as of April 12, 2023. The exercise price of some of these options and warrants is below our current market price, and you could purchase shares in the market at a price in excess of the exercise price of our outstanding warrants or options. If the holders of these options and warrants elect to exercise them, your ownership position will be diluted and the per share value of the common shares you have or acquire could be diluted as well. As a result, the market value of our common shares could significantly decrease as well.

Issuances of our preferred stock may adversely affect the rights of the holders of our common shares and reduce the value of our common shares.

Our Notice of Articles authorize the issuance of an unlimited number of shares of preferred stock. Our Board of Directors has the authority to create one or more series of preferred stock and, without shareholder approval, issue shares of preferred stock with rights superior to the rights of the holders of common shares. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holder of common shares and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we currently have no plans to create any series of preferred stock and have no present plans to issue any shares of preferred stock, any creation and issuance of preferred stock in the future could adversely affect the rights of the holders of common shares and reduce the value of our common shares.

The market price of our common shares may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our common shares began trading on the Nasdaq Capital Market (“Nasdaq”) in August 2018, and before that it had been trading on the OTCQB starting in September 2017. The historical volume of trading has been low (within the past fiscal year, the fewest number of our shares that were traded on Nasdaq was 176,000 shares daily), and the share price has fluctuated significantly (since trading began on Nasdaq our closing price has been as low as US$0.45 on March 28, 2023, and as high as US$10.81 on October 20, 2020). The share price for our common shares could decline due to the impact of any of the following factors:

●	sales or potential sales of substantial amounts of our common shares;
●	announcements about us or about our competitors;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
●	conditions in the automobile industry;
●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;
●	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
●	change in general economic trends; and
●	investor perception of our industry or our prospects.

Many of these factors are beyond our control. The stock markets in general, and the market for automobile companies, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common shares regardless of our actual operating performance.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid any cash or stock dividends and we do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of any dividends. Because we do not intend to declare dividends, any gain on your investment will need to result from an appreciation in the price of our common shares. There will therefore be fewer ways in which you are able to make a gain on your investment.

FINRA sales practice requirements may limit your ability to buy and sell our common shares, which could depress the price of our shares.

Financial Industry Regulation Authority (“FINRA”) rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our common shares, have an adverse effect on the market for our common shares and, thereby, depress their market prices.

Our common shares have been thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell your common shares to raise money or otherwise desire to liquidate your shares.

From October 2017 until August 2018, our common shares were quoted on the OTCQB where they were “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time was relatively small or non-existent. Since we listed on the Nasdaq Capital Market in August 2018, the volume of our common shares traded has increased, but that volume could decrease until we are thinly traded again. That could occur due to a number of factors, including that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common shares until such time as we became more seasoned. Consequently, there may be periods of several days or more when trading activity in our common shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our common shares may not develop or be sustained.

Volatility in our common shares or warrant price may subject us to securities litigation.

The market for our common shares may have, when compared to seasoned issuers, significant price volatility, and we expect that our share or warrant prices may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We incur significant costs as a result of being a public company.

We incur significant legal, accounting, and other expenses as a public company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Capital Market, impose various requirements on the corporate governance practices of public companies.

Compliance with these rules and regulations increases our legal and financial compliance costs and makes some corporate activities more time-consuming and costlier. Since we are no longer an “emerging growth company”, as defined in the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 and the other rules and regulations of the SEC. For example, as a public company we have been required to increase the number of independent directors and adopt policies regarding internal controls and disclosure controls and procedures. We have incurred additional costs in obtaining director and officer liability insurance. In addition, we incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate with any degree of certainty the amount of additional costs we may incur or the timing of such costs.

Risks Related to Government Laws and Regulations

Increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions.

The motorized vehicle industry is governed by a substantial amount of government regulation, which often differs by state and region. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment, vehicle safety, and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on our financial condition.

Our vehicles are subject to multi-jurisdictional motor vehicle standards.

All vehicles sold must comply with federal, state and country-specific motor vehicle safety standards. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure of the E4 vehicle or future vehicle models to satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

Demand for our products and services may be impacted by the status of government and economic incentives supporting the development and adoption of such products.

Government and economic incentives that support the development and adoption of electric vehicles in the U.S., including certain tax exemptions, tax credits and rebates, may be reduced, eliminated or exhausted from time to time. Previously available incentives favoring electric vehicles may expire or be cancelled or temporarily unavailable, and in some cases not replaced or reinstituted, which may have negatively impacted sales. Certain government and economic incentives, similar to the ones in the U.S. Inflation Reduction Act of 2022, may also be implemented that provide benefits to manufacturers who assemble domestically, have local suppliers or have other characteristics that may not apply to our future vehicle programs. Such developments could negatively impact demand for our vehicles, and we and our customers may have to adjust to them, including through pricing modifications.

Any failure by us to comply with a variety of U.S. and international privacy and consumer protection laws may harm us.

Any failure by us or our vendor or other business partners to comply with our public privacy notice or with federal, or state privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems may result in fines, penalties and damages and harm our brand, prospects and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our head office is located in Burnaby, British Columbia, Canada. We have commissioned a new manufacturing facility in Mesa, Arizona, which will be used for engineering, manufacturing, and administrative activities. We do not own any real property. We have leased the following properties:

	Area	2022 Gross Monthly
Location	(In square feet)	Rent			Lease Expiration Date	Use
Burnaby, BC, Canada	13,936		$15,097	CAD	28-Feb-26	Head office
Mesa, Arizona, USA	235,000	$	N/A	USD	28-Feb-33	Engineer & Manufacturing Facility
Huntington Beach, CA, USA	17,980		$25,711	USD	31-Jan-27	Service & distribution center
Mesa, Arizona, USA	14,375		$15,813	USD	30-Jun-23	PDI Facility
Scottsdale, AZ, USA	150		$12,500	USD	30-Sep-24	Retail kiosk
Portland, OR, USA	150		$10,450	USD	29-Feb-24	Retail kiosk
Walnut Creek, CA, USA	200		$8,350	USD	31-Mar-23	Retail Kiosk
Glendale, AZ, USA	200		$8,272	USD	31-Mar-23	Retail Kiosk
San Diego, CA, USA	180		$7,950	USD	31-Jan-23	Retail Kiosk
Torrance, CA, USA	900		$7,917	USD	24-May-23	Retail kiosk
Sherman Oaks, CA, USA	298		$5,607	USD	30-Sep-23	Retail Kiosk
New Westminster, BC, Canada	3,533		$3,827	CAD	21-Jul-23	Storage

Note: The Mesa, Arizona facility lease included a rent-free period for 2022. On a go-forward basis, the Company expects to incur $187,000 per month which escalates over the duration of the lease. Additionally, subsequent to year-end, the Company negotiated the expiration of its Burnaby headquarters lease to end June 2023. The Company will relocate its headquarter operations to a WeWork Workplace LLC office in Burnaby, B.C., Canada. Refer to Note 21 “Subsequent Events” in the financial statements included herein for more details.

We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Form 10-K, other than as disclosed below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which our Company or any of our subsidiaries is a party or of which any of their property is subject, and no director, officer, affiliate or record or beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is: (i) a party adverse to us or any of our subsidiaries in any legal proceeding; or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding. Other than as disclosed below, management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

In the ordinary course of business, we may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, financial condition, or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on us as a result of legal fees, the diversion of management’s time and attention and other factors.

Zongshen, our Chinese manufacturer of the SOLO, has made various claims for fees owed by us under the Manufacturing Agreement arising from our plans to conclude the Manufacturing Agreement. We also have raised potential claims against Zongshen related to various defects in the SOLO vehicles manufactured for us by Zongshen. The Manufacturing Agreement is governed by Hong Kong law with mandatory arbitration in Hong Kong. No legal proceedings have been initiated by either party. Therefore, the Company is unable to forecast a resolution of the conclusion of the Manufacturing Agreement

Other than as disclosed above, there are no legal proceedings as of the date of this Annual Report that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are required to be disclosed under the rules of the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares

Our common shares are traded on Nasdaq Capital Market under the symbol “SOLO”. Volume in our shares may be sporadic and the price could experience volatility.

Transfer Agent for Common Shares

Our shares of common stock are recorded in registered form on the books of our transfer agent, VStock Transfer, LLC, located 18 Lafayette Place, Woodmere, New York 11598.

Holders of Common Shares

As at April 12, 2023, there were 294 holders of record of our common shares, which does not include shareholders whose shares are held in street or nominee names.

Dividends

We have not paid any dividends on our common shares since incorporation. Our management anticipates that we will retain all future earnings and other cash resources for the future operation and development of our business. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the Board of Directors’ discretion, subject to applicable law, after taking into account many factors including our operating results, financial condition and current and anticipated cash needs.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended December 31, 2022, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended	Year Ended
CONSOLIDATED STATEMENT OF NET LOSS	December 31, 2022	December 31, 2021
Revenue	$6,812,446	$2,100,770
Gross Loss	$(26,255,336)	$(2,233,911)
Net Loss	$(123,698,513)	$(38,779,496)
Loss per Share – Basic and Diluted	$(1.04)	$(0.35)

	As at December 31,	As at December 31,
CONSOLIDATED STATEDMENT OF FINANCIAL POSITION	2022	2021
Cash and Cash Equivalents	$134,255,538	$221,928,008
Current Assets	$150,153,401	$240,844,878
Total Assets	$181,246,429	$255,398,037
Current Liabilities	$36,196,891	$7,853,979
Total Liabilities	$53,920,902	$9,712,789
Shareholders’ Equity	$127,325,527	$245,685,248

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

General

The following management’s discussion and analysis, prepared for the year ended December 31, 2022, is a review of our operations, current financial position and outlook and should be read in conjunction with our annual audited financial statements for the year ended December 31, 2022 and the notes thereto. Amounts are reported in United States dollars (“USD”) based upon financial statements prepared in accordance with U.S. generally accepted accounting principles or (“U.S. GAAP”).

Overview and Highlights

ElectraMeccanica designs and assembles smaller, simpler, purposeful electric vehicles that we believe are a better fit for everyday use in an increasingly crowded, technically complex world.

Our goal is to expand the market for everyday EVs beyond traditional OEM categories (pickup trucks, SUVs and large sedans), many of which emphasize size and power, raising the total cost of ownership. We believe the emerging transition to electric represents an opportunity to not just shift a fuel source for mobility, but also to offer consumers and businesses new styles and types of vehicles.

ElectraMeccanica has been assembling and selling a unique, three-wheeled, single-seat commuter vehicle, the SOLO (the G3 SOLO being the most recent model). We commenced commercial production of the G3 SOLO in August 2020 and through the end of 2022 sold over 420 vehicles via our direct-to-consumer sales and marketing initiatives and our retail store operations in the States of California, Arizona and Oregon.

However, given the significant challenges experienced by both our current customers as well as prospective customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocyle such as the SOLO, the Company has made a strategic decision to stop the production of the SOLO and commence Project E4, which is the next four-wheel evolution of the SOLO. Project E4 plans to leverage the best features and insights derived from the SOLO, following completion of vehicle design, validation and all required testing. Pending development of the E4, the Company has paused production plans for all other prototype models. As at December 31, 2022, as a result of the Company incurring gross losses and anticipating future gross losses on the sale of SOLOs, the Company’s notice to Zongshen to immediately cease production of SOLO vehicles in December 2022, and the identified defects in the SOLOs that lead to the recall announced on February 17, 2023, the Company identified indicators of impairment for its long-lived assets. For the year ended December 31, 2022, the Company recorded an impairment of approximately $6.6 million reflecting an impairment of dedicated SOLO production tooling and molds, service and sales demo vehicles and other dedicated equipment of approximately $3.8 million, and approximately $2.8 million of SOLO dedicated batteries that were prepaid as at December 31, 2022.

The Company has also begun winding down its contract manufacturing relationship with Zongshen as a result of the recent commissioning of our Mesa, Arizona, facility and our plans to move into four-wheeled designs produced onshore in the U.S. For the year ended December 31, 2022, the Company recorded an estimated contract termination liability of approximately $15.7 million associated with the winding down of this manufacturing contract relationship.

Presently, the Company is investigating the cause of an occasional power loss on the SOLO and is, as of February 17, 2023, subject to a self-reported NHTSA recall notice. As a result the Company has now decided to repurchase all 429 SOLO vehicles for the full purchase price paid by the customer, inclusive of the vehicle price, taxes, title and shipping. In addition, the Company has issued a stop drive notice to advise customers not to drive their vehicles because of the safety concern. For the year ended December 31, 2022, the Company has recorded a recall provision of approximately $8.9 million as an estimate of the cost to buy back all retailed vehicles.

In December, 2022, we made the decision to also help build other companies’ electric vehicles to further leverage the resources of our state-of-the-art 235,000 square foot facility located in Mesa, Arizona. We believe this combination of manufacturing our own vehicles and helping to build those of others puts ElectraMeccanica in the best position to benefit from the secular growth of the EV category overall. We further believe that to date this growth largely has excluded smaller, simpler and more useful - but still stylish - forms of electric transportation.

During fiscal 2022, we delivered 339 vehicles - resulting in revenues of $6,812,446 and a net loss of $123,698,513.

Ability to Finance Our Growth

Our long-term ability to continue operations will depend on our continued ability to raise capital on acceptable terms. We incurred losses of $123,698,513 in 2022 and $38,779,496 in 2021 and anticipate incurring losses in our 2023 fiscal year.

We had negative operating cash flows of $84,410,328 for the year ended December 31, 2022 and anticipate negative operating cash flows during 2023. Although we had working capital surplus of $113,956,510, including cash and cash equivalents of $134,255,538, as at December 31, 2022, and while we believe our cash on hand will finance our operations over at least the 12 month period following the issuance of our consolidated financial statements, we believe that we will need additional financing to continue and expand operations in the future. If we are unable to continue to access private and public capital on terms that are acceptable to us, we may be forced to curtail or cease operations.

Ability to Develop and Launch New Offerings

We have concluded that the three-wheeled SOLO, despite positive responses from owners and thousands of people who experienced test drives, ultimately posed significant challenges to the Company’s ability to scale revenue profitably in the foreseeable future. Our future ability to generate revenue and profitability will also depend on our ability in designing, developing and launching  new vehicle platforms and programs with broader marketability and consumer acceptance commencing with Project E4, as well as successfully building our capability and portfolio of third party contract assembly and/or manufacturing arrangements.

Ability to Attract New Customers

Our growth will depend in large part on our ability to attract new customers for our vehicles and commercial customers for contract assembly and/or manufacturing. We remain in the early stages of growth in our existing markets, and we expect to strengthen brand awareness and engagement, following further development of the E4 as well as related consumer research. An inability to attract new customers would substantially impact our ability to generate revenue and profitability in the future.

Operating Results - Results of Operations for the Year ended December 31, 2022 as Compared to the Year Ended December 30, 2021

Revenue

The revenue of the Company principally represents sales of the SOLO. Revenue for the SOLO is recognized when the Company has transferred control to the customer which generally occurs upon shipment. The first commercially produced SOLOs were delivered to customers on October 4, 2021.

Revenue for the year ended December 31, 2022 was $6,812,446 compared to $2,100,770 for the corresponding period in 2021, primarily reflecting an increase in SOLO unit deliveries in 2022 to 339 compared with 61 unit deliveries in the prior year.

Cost of Revenue and Gross Loss

Cost of revenue was $33,067,782 compared to $4,334,681 for the year ended December 31, 2021 providing a gross loss of $26,255,336 for the year ended December 31, 2022, compared to the gross loss of $2,233,911 for the corresponding period in 2021 or -385.4% compared to -106.3% for 2021. The increased cost of revenue and increased gross loss from 2021 to 2022 was primarily attributable to:

●	the write-down of SOLO inventory to net realizable value of approximately $13.8 million in for the year ended December 31, 2022 compared with approximately $1.8 million in the prior year, resulting from a lower net realizable value per vehicle due to issues noted with the vehicles, combined with the increased inventory;
●	a recognition of a recall provision of approximately $8.9 million recall for the year ended December 31, 2022 reflecting the Company’s decision to repurchase all retailed G3 SOLOs subject to the Company’s self-reported NHTSA recall notice; and
●	an increase in other cost of revenue (third party contracted unit cost, assembly labor and other manufacturing overhead costs) of approximately $7.7 million for the year ended December 31, 2022 compared with the prior year resulting from the significant increase in unit deliveries in 2022 when compared with 2021.

Net Loss

During the year ended December 31, 2022, the Company incurred a net loss of $123,698,513, compared to a net loss of $38,779,496 for the corresponding period in 2021. The increase in net loss from 2021 to 2022 was primarily attributable to the increase in gross loss, increase in operating expenses, and asset impairments and contract termination liabilities associated with the Company’s decision to stop production of the G3 SOLO.

General and administrative expenses

For the year ended December 31, 2022, general and administrative expenses were $39,755,257, compared to $28,187,657 for the year ended December 31, 2021. The increase of $11,567,600 was principally a result of the following:

●	salaries and personnel related costs increased by approximately $4 million related to the addition of new employees as we continued to expand our commercial operations;
●	amortization expense increased by approximately $2.34 million due to the addition in property and equipment and SAP assets;
●	rent expenses increased by approximately $1.3 million primarily related to the completion and occupancy of the Mesa, Arizona facility;
●	office expenses increased by approximately $1.45 million due to increases in software subscriptions, travel, office supplies and related costs associated with the scaling up of our business during the year; and

●	capital markets and investor support and investor relation expense increased by approximately $1.36 million.

Research and development expenses

Research and development expenses related to scaling engineering teams associated with the continued launch of the SOLO increased to $22,031,212 for the year ended December 31, 2022, from $17,090,282 for the corresponding year ended December 31, 2021. The increase in research and development expenses from 2021 to 2022 was primarily attributable to increases in headcount during 2022 to support both SOLO production as well as development of future product programs.

Sales and marketing expenses

Sales and marketing expenses increased to $14,663,968 for the year ended December 31, 2022, from $10,773,938 for the corresponding year ended December 31, 2021. The increase in sales and marketing expenses from 2021 to 2022 was primarily the result of ongoing ramping during the year of professionalized sales efforts, ElectraMeccanica’s web presence, expanded digital marketing efforts and continued growth in the Company’s sales and marketing headcount. and growing its sales team.

Impairment

The Company recorded an impairment loss of $7,592,641 for the year ended December 31, 2022 ($nil for prior year), mainly attributable to $3,819,519 for impairment of property and equipment and $2,804,032 for impairment of prepaid batteries dedicated to the SOLO, and $549,760 impairment of goodwill and $400,628 impairment of intangible assets associated with the Company’s previous acquisition of Intermeccanica International Inc.

Other Items

Contract termination loss

In December 2022, the Company provided written notice to Zongshen to cease production of the G3 SOLO in accordance with the terms of the Manufacturing Agreement. Subsequent to December 31, 2022, Zongshen provided written notice to the Company of certain monetary claims related to the cease production notice and an estimate of costs associated with concluding the Manufacturing Agreement. The Company does not agree with Zongshen’s calculation of monetary claims; however, as of December 31, 2022, the Company has accrued a liability of $15.7 million in termination provisions under the Manufacturing Agreement including the purchase of excess parts, production molds and payment for an additional 174 completed vehicles. The parties are presently in discussions to conclude the Manufacturing Agreement. Currently there are no formal legal claims by either party.

Changes in fair values of warrant derivative

The Company incurred a gain relating to changes in the fair value of warrant derivatives of $191,202 (2021: gain of $18,920,428) mainly caused by the decrease of our share price from $2.28 at December 31, 2021 to $0.60 at December 31, 2022.

Liquidity and Capital Resources

Liquidity

The Company’s financial success depends upon its ability to market and sell its electric vehicles and to continue to raise sufficient working capital to enable us to execute against business and product development plans. The Company’s historical capital needs have been met by the sale of the Company’s stock. Additional equity financing may not be possible on acceptable terms at the times required by the Company.

As of December 31, 2022, the Company had 119,287,917 issued and outstanding shares and 142,038,854 shares on a fully-diluted basis.

The Company had $113,956,510 of working capital surplus as at December 31, 2022, compared to $232,990,899 of working capital surplus as at December 31, 2021. The decrease in working capital resulted from cash used in operations of $84,410,328 (2021: $60,721,233) and cash used in investing activities of $3,398,974 (2021: $4,638,821) related to additions to property and equipment, offset by cash generated from financing activities of $380,868 (2021: $157,984,675).

These financial statements have been prepared on a basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

If additional future financing is not available and revenue from the sale of the Company’s electric vehicles and contract assembly and/or manufacturing activities do not produce sufficient net cash flow, then the Company may require a significant curtailing of operations to ensure its survival or may be required to cease operations. As at December 31, 2022, the Company has $134,255,538 of cash and cash equivalents on hand, and the Company believes that it has sufficient cash to carry on operations for at least the next 12 month period following issuance of this Annual Report.

Summary of Cash Flows

	Years Ended December 31,
	2022	2021
Cash Flows:
Cash flows used in operating activities	$84,410,328	$60,721,233
Cash flows used in investing activities	$3,398,974	$4,638,821
Cash flows provided by financing activities	$380,868	$157,984,675
Increase (decrease) in cash and cash equivalents and restricted cash	$(87,428,435)	$92,624,621

Operating Activities

During the year ended December 31, 2022, we used $84,410,328 cash in operating activities, compared with $60,721,233 for the year ended December 31, 2021. Cash used in operating activities increased in 2022 principally as a result an increase in cash based losses, increases in pre-paid expenses and other assets of $5,594,460 and an increase in inventory of $14,664,270.

Investing Activities

During the year ended December 31, 2022, we used $3,398,974 cash used in investing activities compared with $4,638,821 for the year ended December 31, 2021. Cash in investing activities slightly decreased and was related to additions to property and equipment.

Financing Activities

During the year ended December 31, 2022, we received net proceeds of $380,868 in cash from the issuance of common shares for stock options exercised and RSUs exercised, as compared to $157,984,675 for the same period last year from proceeds on issuance of common shares and warrants and stock options exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Resources

As at December 31, 2022, the Company had cash and cash equivalents of $134,255,538 (2021: $221,928,008).

Accounting Policies

The preparation of the Company’s financial statements requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenue and expenses. These are based on the best information available at the time utilizing generally accepted industry standards.

Critical Accounting Policies and Significant Judgements and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. While our significant accounting policies are described in more detail in Note 2 of our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Product Recall: The estimate related to product recall is established using historical information and is established by applying a paid loss approach which considers the following:

●	Customer Transaction Price –The amount that the customer has paid the Company or was paid to the Company via customer financing. This amount includes the vehicle selling price, delivery costs, taxes and title, less any discounts the customer received;
●	Transportation Costs – The estimated transportation amount is the cost to ship customer vehicles to Mesa, Arizona, and is based on historic transportation expenses;
●	Goodwill Payment – This amount is management’s voluntary payment to the customer to offset any customer payments that are not recoverable. This amount is not required by NHTSA; and
●	Internal Costs Incurred – These are expenses related to researching a remedy for the recall issue.

Actual expenses incurred could differ from the estimated amount in future periods.

Inventory Valuation: We review our inventory to ensure that the carrying value does not exceed net realizable value (“NRV”), with NRV based on the estimated selling price of inventory, less disposal and transportation costs. When the carrying value of inventory exceeds its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of the revenue for the difference. Once a write-off occurs, a new, lower cost basis is established. In estimating the net realizable value of the vehicle inventory at December 31, 2022, the Company has concluded that it is able to recover the inventory value through exporting vehicles outside of the U.S. to recover tariffs already paid.  The vehicle inventory’s net realizable value recognized at December 31, 2022 represents the amount that can be recovered from claiming the tariff.  In estimating the net realizable value of vehicle inventory at December 31, 2021, the Company considered the selling price information for sales near the balance sheet date.

Contract Termination: In December 2022, the Company provided written notice to Zongshen to cease production of the G3 SOLO in accordance with the terms of the Manufacturing Agreement. Subsequent to December 31, 2022, Zongshen provided written notice to the Company estimating costs of $22.8 million related to the cease production notice and an estimate of costs associated with concluding the Manufacturing Agreement. The Company does not agree with Zongshen’s calculation of monetary claims; however, as of December 31, 2022, the Company has accrued an estimate of liability of $15.7 million in termination provisions under the Manufacturing Agreement including the purchase of excess parts, production molds and payment for an additional 174 completed vehicles.

Impairment of Assets: Long-lived assets, such as plant, and equipment, finite-lived intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates are used in the execution of such impairment testing. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent that the carrying amount exceeds the fair value. Fair value can be determined through various valuation techniques including estimated discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment loss recognized is not reversed in future periods.

For the purpose of impairment testing at December 31, 2022, all held-and-used long-lived assets, including plant and equipment, operating lease right-of-use assets, and other assets were grouped in one asset group – the SOLO asset group. The carrying amount of the SOLO asset group was higher than the recoverable amount on an undiscounted cash flow basis, and therefore the Company compared the carrying amount of the SOLO asset group to its fair value, being the aggregate of the fair values of the individual assets within the asset group.

The Company estimated the fair values of the individual assets comprising the SOLO asset group using a combination of methods. The fair values of right-of-use assets and leasehold improvements were determined using a discounted cash flows approach, where the significant inputs included the estimated market rent and discount rate for each leased property. The Company used a combination of a market approach and cost approach to determine the fair values of the other plant and equipment and other assets. The significant input in the determination of the fair value of the cloud computing assets was the obsolescence factor applied to determine the depreciated replacement cost. For the year ended December 31, 2022, the Company recorded $Nil impairment charge for the SOLO asset group as the asset group’s estimated fair value exceeded its carrying value.

Changes in Accounting Policies and Future Accounting Changes

None.

Conversion from IFRS to U.S. GAAP

As the Company no longer qualifies as a foreign private issuer, its consolidated financial statements have been retroactively converted from IFRS to U.S. GAAP.

The significant differences between IFRS and U.S. GAAP as they relate to the Company are as follows:

●	cloud computing assets were expensed under IFRS. Under U.S. GAAP, costs relating to the implementation of the new enterprise resource planning (“ERP”) system in year 2022 and 2021 were capitalized. During the year ended December 31, 2022 and 2021, gross capitalized implementation costs amounted to $3,488,785 and $2,681,410, respectively; and
●	we applied ASC 842 to account for all the leases. All of the Company’s leases are operating leases under ASC 842. Under IFRS16, the right-of-use asset is generally amortized on a straight-line basis. Each component, amortization and interest expense, is presented separately on the statement of income. However, under ASC 842, lease expense for operating leases generally results in a straight-line expense profile. As a result of adoption of ASC 842, $767,293 of amortization expense and $150,685 of interest expense was reclassified to rent expense for the year ended 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended December 31, 2022, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm: KPMG LLP, Vancouver, B.C., Canada, Auditor Firm ID: 85;
●	Consolidated Statements of Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Loss;
●	Consolidated Statements of Cash Flows;

●	Consolidated Statements of Changes in Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

ElectraMeccanica Vehicles Corp.

Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Expressed in United States Dollars

KPMG LLP

PO Box 10426 777 Dunsmuir Street

Vancouver BC V7Y 1K3

Canada

Telephone (604) 691-3000

Fax (604) 691-3031

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

ElectraMeccanica Vehicles Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ElectraMeccanica Vehicles Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Comprehensive Basis of Accounting

As discussed in Note 2 to the consolidated financial statements, the Company changed its comprehensive basis of accounting from International Financial Reporting Standards as issued by the International Accounting Standards Board to U.S. generally accepted accounting principles effective with the preparation of the consolidated financial statements as of and for the year ended December 31, 2022. As a result, U.S. generally accepted accounting principles were applied retrospectively to the consolidated balance sheet as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company assesses long-lived assets, such as plant and equipment, finite-lived intangible assets, and operating lease right-of-use assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment and the carrying amount of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent that the carrying amount of the assets exceeds their fair value. As discussed in Note 8 to the consolidated financial statements, for the purpose of impairment testing as at December 31, 2022, all held-and-used long-lived assets, including plant and equipment, operating lease right-of-use assets, and other assets were grouped in one asset group – the SOLO asset group. As of December 31, 2022, the assets in the SOLO asset group included a portion of the $16,452,477 in plant and equipment related to leasehold improvements, $9,031,277 in operating lease right-of-use assets, and $3,920,869 and $1,234,039 in cloud computing assets included in other assets, and prepaid expenses and other current assets, respectively.

We identified the assessment of the valuation of certain assets within the SOLO asset group as a critical audit matter. Subjective auditor judgment was required to evaluate the selection of the market rent and discount rate inputs used in determining the fair values of the operating lease right-of-use assets and leasehold improvements included in the Company’s plant and equipment. Subjective auditor judgment was also required to evaluate the selection of the method applied and the obsolescence factor used in determining the fair value of the cloud computing assets. The estimation of market rents, discount rates, and obsolescence factor is subject to significant measurement uncertainty. Changes in these assumptions or the use of a different valuation method to value the cloud computing assets could have had a significant impact on the fair values of the leasehold improvements, operating lease right-of-use assets, and cloud computing assets within the SOLO asset group.

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analysis and assessed the impact of possible changes to the market rents and discount rates on the fair values of the right-of-use assets and leasehold improvements. With the assistance of valuation professionals with specialized skills and knowledge, we:

●	compared the selected market rents and discount rates to third-party industry data for premises with similar characteristics, including type and location.
●	evaluated the appropriateness of the valuation model selected to determine the fair value of the cloud computing assets by inspecting supporting documentation obtained from the Company and the Company’s external valuation specialists.
●	compared the selected obsolescence factor for the cloud computing assets to third-party industry data for similar assets.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2018.

Vancouver, Canada

April 17, 2023.

ElectraMeccanica Vehicles Corp.

Consolidated Balance Sheets

(Expressed in United States dollars)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$134,255,538	$221,928,008
Receivables, net	273,958	372,021
Prepaid expenses and other current assets	11,390,850	14,964,399
Inventory, net	4,233,055	3,580,450
Total current assets	150,153,401	240,844,878

Restricted cash	515,449	291,676
Plant and equipment, net	16,452,477	8,386,478
Operating lease right-of-use assets	9,031,277	1,737,409
Other assets	5,081,869	3,172,057
Goodwill	—	549,760
Intangible assets, net	11,956	415,779
Total assets	$181,246,429	$255,398,037

Current liabilities
Trade payables and accrued liabilities	19,346,250	6,810,781
Customer deposits	339,744	489,040
Construction contract liability	220	161,879
Current portion of lease liabilities	810,677	392,279
Contract termination liability	15,700,000	—
Total current liabilities	36,196,891	7,853,979

Derivative liabilities	—	191,203
Share-based compensation liability	76,476	53,362
Lease liabilities	17,528,282	1,494,992
Deferred revenue	119,253	119,253
Total liabilities	53,920,902	9,712,789

Commitments and contingencies

Shareholders’ equity
Share capital - without par value, unlimited shares authorized; 119,287,917 and 117,338,964 shares issued and outstanding as of December 31, 2022 and 2021, respectively	395,564,470	390,290,103
Accumulated other comprehensive income	4,566,225	4,501,800
Accumulated deficit	(272,805,168)	(149,106,655)
Total shareholders’ equity	127,325,527	245,685,248
Total liabilities and shareholders’ equity	$181,246,429	$255,398,037

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

	Years Ended
	December 31, 2022	December 31, 2021
Revenue	$6,812,446	$2,100,770
Cost of revenue	33,067,782	4,334,681
Gross loss	(26,255,336)	(2,233,911)
Operating expenses
General and administrative expenses	39,755,257	28,187,657
Research and development expenses	22,031,212	17,090,282
Sales and marketing expenses	14,663,968	10,773,938
Impairment	7,592,641	—
	84,043,078	56,051,877
Operating loss	(110,298,414)	(58,285,788)
Other non-operating income (expense)
Interest income	2,301,218	421,104
Changes in fair value of derivative liabilities	191,202	18,920,428
Contract termination loss	(15,700,000)	—
Other income / (expense), net	(44,764)	175,368
Foreign exchange loss	(124,201)	(9,758)
Loss before taxes	(123,674,959)	(38,778,646)
Current income tax expense	23,554	850
Net loss	$(123,698,513)	$(38,779,496)
Other comprehensive income
Foreign currency translation adjustments	64,425	587
Comprehensive loss	$(123,634,088)	$(38,778,909)
Loss per share – basic and diluted	$(1.04)	$(0.35)
Weighted average number of shares outstanding – basic and diluted	118,739,410	111,720,726

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Years Ended
	December 31, 2022	December 31, 2021
Operating activities
Net loss	$(123,698,513)	$(38,779,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,822,999	3,483,981
Stock-based compensation expense	4,985,953	5,065,330
Inventory provision	13,829,497	1,679,736
Impairment	7,592,641	—
Contract termination loss	15,700,000	—
Recall provision	8,915,044	—
Change in fair value of derivative liabilities	(191,202)	(18,920,428)
Unrealized currency translation losses	16,498	—
Changes in operating assets and liabilities:
Receivables	79,361	(320,991)
Prepaid expenses and other assets	(5,594,460)	(13,080,960)
Inventory	(14,664,270)	(4,714,161)
Trade payables and accrued liabilities	1,873,380	4,539,905
Operating lease liabilities	1,233,699	193,804
Customer deposits and construction contract liabilities	(310,955)	132,047
Net cash used in operating activities	(84,410,328)	(60,721,233)
Cash flows in investing activities
Expenditures on plant and equipment	(3,398,974)	(4,638,821)
Net cash used in investing activities	(3,398,974)	(4,638,821)
Cash flows from financing activities
Proceeds on issuance of common shares – net of issue costs	—	145,613,006
Proceeds from / (payment for) issuance of common shares for RSU settlement	(106,187)	(185,274)
Payment for DSU settlement	—	(19,625)
Proceeds from issuance of common shares for options exercised	487,054	1,145,538
Proceeds from issuance of common shares for warrants exercised	—	11,431,030
Net cash provided by financing activities	380,867	157,984,675
Increase / (decrease) in cash and cash equivalents and restricted cash	(87,428,435)	92,624,621
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(20,262)	587
Cash and cash equivalents and restricted cash, beginning	222,219,684	129,594,476
Cash and cash equivalents and restricted cash, ending	$134,770,987	$222,219,684

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in United States dollars)

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2020	89,309,563	$228,505,236	$4,501,213	$(110,327,159)	$122,679,290
Effect of change in functional currency [1]	—	(14,539,226)	—	—	(14,539,226)
Balance at January 1, 2021	89,309,563	$213,966,010	$4,501,213	$(110,327,159)	$108,140,064
Shares issued for cash	21,179,495	145,768,108	—	—	$145,768,108
Share issuance costs	—	(155,102)	—	—	(155,102)
Shares issued pursuant to exercise of warrants	4,269,414	24,758,479	—	—	24,758,479
Shares issued pursuant to exercise of options	2,456,240	1,145,538	—	—	1,145,538
Shares issued pursuant to exercise of RSU	118,497	(185,274)	—	—	(185,274)
Shares issued pursuant to exercise of DSU	5,755	19,625	—	—	19,625
Transfer of DSU to liabilities [2]	—	(152,165)	—	—	(152,165)
Stock-based compensation	—	5,124,884	—	—	5,124,884
Net loss	—	—	—	(38,779,496)	(38,779,496)
Foreign currency translation	—	—	587	—	587
Balance at December 31, 2021	117,338,964	$390,290,103	$4,501,800	$(149,106,655)	$245,685,248

Shares issued pursuant to exercise of options	1,615,430	487,054	—	—	487,054
Shares issued pursuant to exercise of RSU	333,523	(175,526)	—	—	(175,526)
Stock-based compensation	—	4,962,839	—	—	4,962,839
Net loss	—	—	—	(123,698,513)	(123,698,513)
Foreign currency translation	—	—	64,425	—	64,425
Balance at December 31, 2022	119,287,917	$395,564,470	$4,566,225	$(272,805,168)	$127,325,527

[1]

The Company considered the current and prospective economic substance of the underlying transactions and circumstances of the Company and concluded that as of January 1, 2021, the functional currency should be USD rather than CAD. The effect of the change in functional currency to USD was applied prospectively in the financial statements effective January 1, 2021. The financial position of the Company as at January 1, 2021 has been translated from CAD to USD at an exchange rate of 1.273.

[2]

During the year ended December 31, 2021, the Company changed the settlement intention by allowing the holders of the DSUs to settle the DSUs in cash or common shares. As a result, the entire DSU balance of $152,165 was reclassified from equity to Share-based compensation liability.

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

1.Nature and continuance of operations

ElectraMeccanica Vehicles Corp. (the “Company”) was incorporated on February 16, 2015, under the laws of the Province of British Columbia, Canada, and its principal activity is the development and manufacturing of electric vehicles (“EV”s).

The head office and principal address of the Company are located at 8057 North Fraser Way, British Columbia, Canada, V5J 5M8.

These consolidated financial statements have been prepared on the assumption that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The Company’s principal activity is the design, development, and manufacturing of electric vehicles. As at December 31, 2022, although the Company has commenced commercial sales of the purpose-built single seat SOLO, it is not able to finance day-to-day activities through operations. The Company’s continuation is dependent upon the successful results from its electric vehicle manufacturing activities and its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations.

The Company commenced commercial deliveries of its first SOLO in October 2021. For the year ended December 31, 2022, the Company recognized $6,812,446 (December 31, 2021 - $1,174,310) in revenues from the sale of these electric vehicles.

It is anticipated that additional funding will be required in the future. Management primarily intends to finance its operations over the next 12 months principally using existing cash on hand, and may supplement by additional funding through private placements and/or public offerings of equity capital or debt.

2.Summary of significant accounting policies

Basis of presentation and consolidation

As a non-U.S. company listed on the NASDAQ, the United States Securities and Exchange Commission (“SEC”) requires the Company to perform a test on the last business day of the second quarter of each fiscal year to determine whether the Company continues to meet the definition of a foreign private issuer (“FPI”). Historically, the Company met the definition of an FPI, and as such, prepared consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), reported with the SEC on FPI forms, and complied with SEC rules and regulations applicable to FPIs.

On June 30, 2022, the Company performed the test and determined that the Company no longer met the definition of an FPI. As such, the Company is required to prepare consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), report with the SEC on domestic forms, and comply with SEC rules and regulations applicable to domestic issuers.

In the year ended December 31, 2022, the Company has therefore retrospectively adopted U.S. GAAP. The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for all periods presented. Comparative figures, which were previously prepared in accordance with IFRS, have been adjusted as required to be compliant with the Corporation’s accounting policies under US GAAP.

These consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated from the Company’s consolidated financial statements.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the estimates made by management.

Estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Estimates include the following:

●	estimating the write down of inventory to net realizable value;
●	estimating the fair value of stock options that are based on market conditions;
●	estimating the incremental borrowing rate for calculating the lease liabilities;
●	estimating the warranty provision and recall provision;
●	estimating the contingent liabilities for the contract termination; and
●	estimating the fair value of the long-lived assets to determine and measure impairment losses on property and equipment, right-of-use assets and cloud computing assets included in other assets.

The Covid-19 outbreak brings significant uncertainty as to the potential impact on our operations, supply chains for parts and sales channels for our products, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. Therefore, the Company has not changed any estimates and assumptions in the preparation of the consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits with banks with original maturities of ninety days or less and overdrafts to the extent there is a legal right of offset and practice of net settlement with cash balances.

Inventory

Inventory consists of vehicles and parts held for resale or for use in fixed fee contracts and is valued at the lower of cost and net realizable value. The cost of inventory includes purchase costs and conversion costs, and is determined principally by using the weighted average method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal, and transportation, and any other estimated costs necessary to make the sale. As necessary, the Company records write-downs for excess, slow moving and obsolete inventory. To determine these amounts, the Company regularly reviews inventory quantities on hand and compares them to estimates of historical utilization, future product demand, and production requirements. Write-downs of inventory to net realizable value are recorded in cost of revenue in the consolidated financial statements.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Prepaid expenses and deposits

The Company pays for some goods and services in advance and recognizes these expenses as prepaid expenses at the balance sheet date. If certain prepaid expenses extend beyond one-year, those are classified as non-current assets.

Plant and equipment

Plant and equipment are measured at historical cost less accumulated depreciation and accumulated impairment losses, if any. Historical cost includes expenditures that are directly attributable to the acquisition of the asset, including all costs incurred in bringing the asset to its present location and condition.

Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture and equipment	5 years
Computer hardware	3 years
Computer software	2 years
Vehicles	3 years
Production molds	3 years
Leasehold improvements	over term of lease
Right-of-use assets	over term of lease

Impairment of long-lived assets

Long-lived assets, such as plant, and equipment, finite-lived intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent that the carrying amount exceeds the fair value. Fair value can be determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment loss recognized is not reversed in future periods.

Goodwill is assessed for impairment annually on December 31 or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Goodwill is tested for impairment at the reporting unit level, which is the operating segment, or a component, which is one level below that operating segment. Components are aggregated as a single reporting unit if they have similar economic characteristics.

Goodwill is tested for impairment when there is a triggering event indicating that the carrying amount may be impaired. When impairment indicators are identified, the Company compares the reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between the reporting unit’s carrying amount and its fair value, to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit. Any impairment loss recognized is not reversed in future periods.

For the purposes of annual impairment testing, the carrying amounts of goodwill are allocated to the reporting units. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Factors considered in a qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment. The fair value of the reporting unit is determined by analyzing scenarios of business projections and sensitivities attempting to model various assumptions as to how the revenues and cash flows of the business may evolve

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

depending on factors including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance specific to the reporting unit. The Company estimates the fair values of its reporting units based on discounted cash flow (“DCF”) methodology reflecting the latest projections.

Cloud computing arrangements

Capitalized implementation costs for cloud computing arrangements represents the primary balance of the Company’s other assets.

The Company’s cloud computing arrangements primarily comprise of hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the period that the Company has access to use the software. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. We only capitalize subsequent additions, modifications or upgrades to internal-use software to the extent that such changes allow the software to perform a task it previously did not perform.

Leases

The Company enters into contractual arrangements for the utilization of certain non-owned assets. These principally relate to property for the Company’s offices, assembly facility and kiosk locations which have varying terms including extension and termination options.

The Company determines if an arrangement is a lease at inception. Leases are evaluated at commencement to determine proper classification as an operating lease or a finance lease. The Company’s leases are all operating leases. The Company recognizes a right-of-use (“ROU”) asset and lease liability at lease commencement based on the present value of lease payments over the lease term.

The Company generally uses its incremental borrowing rate as the discount rate as most of the Company’s lease arrangements do not provide an implicit borrowing rate. The incremental borrowing rate is estimated using a combination of risk free interest rate corresponding to lease terms, as well as a blended credit risk spread.

For operating leases, fixed lease payments are recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, and has elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. Certain lease agreements include variable lease payments that depend on an index, as well as payments for non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligations for those payments are incurred. The Company’s leases do not contain any material residual value guarantees or payments under purchase and termination options.

Lease terms are initially determined as the non-cancellable period of a lease adjusted for options to extend or terminate a lease that are reasonably certain to be exercised. Lease liabilities are subsequently measured at amortized cost using the effective interest method.

Right of use assets are carried at cost less accumulated amortization, impairment losses, and any subsequent remeasurement of the lease liability. Initial cost comprises the lease liability adjusted for lease payments at or before the commencement date, lease incentives received, initial direct costs and an estimate of restoration costs.

The Company has elected not to present short-term leases on the consolidated balance for leases that have lease terms of 12 months or less and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. The lease expense related to those short-term leases is recognized on a straight-line basis over the lease term.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Revenue

The Company generates revenue primarily through the sale of electric vehicles as well as parts sales, services, repairs, and support services, and sales of custom built vehicles; however, the revenue from custom built vehicles permanently ceased in the fourth quarter 2022.

Sales of electric vehicles

Vehicle sales revenue is generated from the sale of electric vehicles to customers. There is one performance obligation identified in vehicle sale arrangements. Shipping and handling provided by Company is considered a fulfillment activity. Payment is typically received at or prior to the transfer of control of the vehicle to the customer. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer.

The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes and amounts collected on behalf of third parties from the measurement of the transaction price.

The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the sale of the vehicle. The estimated cost of the assurance-type warranty is accrued at the time of vehicle sale. These provisions are estimated based on historical warranty claim experience with consideration given to the expected level of future warranty costs as well as current information on repair costs. The provision for product warranties are utilized for expenditures based on the demand from customers. The warranty expense recorded as a component of cost of revenue in the consolidated statements of operations was approximately $0.7 million for the year ended December 31, 2022.

As disclosed in Notes 10 and 21, the Company has decided to buy-back all the vehicles sold and has recognized a recall provision at December 31, 2022 in relation to the anticipated expenditures under this program to repurchase all the G3 SOLO vehicles previously sold. At December 31, 2022, no additional warranty provision has been recognized other than the recall provision as no future warranty services would be required following Company’s decision to buy-back the vehicles under the recall. As of December 31, 2021, $ nil warranty provision was recognized based on management’s estimate.

Part sales

The sale of parts is a single performance obligation to be recognized at the point in time when control is transferred to the customer. Shipping and handling provided by Company is considered a fulfillment activity. Payment for the products sold are made upon invoice or in accordance with payment terms customary to the business. The Company’s parts sales do not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.

Services, repairs and support services

Services, repairs and support services are recognized in the accounting period when the services are rendered. Payment for the services are made upon invoice or in accordance with payment terms customary to the business. The Company’s service revenue does not contain a significant financing component. The Company has elected to exclude sales taxes from the measurement of the transaction price.

Sales of custom built vehicles

The Company manufactures and sells custom built vehicles typically on fixed fee arrangements with its customers. Revenue is recognized when the Company has transferred control to the customer which generally occurs upon completion of shipment to the

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

customer. There is one performance obligation identified in vehicle sale arrangements. Shipping and handling provided by the Company is considered a fulfillment activity. Payment is typically received at or prior to the transfer of control of the vehicle to the customer. The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes and amounts collected on behalf of third parties from the measurement of the transaction price.

Foreign currency translation

The Company and its subsidiaries’ functional currency is U.S. dollars (“USD”), except for the functional currency of Intermeccanica. International Inc. is CAD and the functional currency of EMV Automotive Technology (Chongqing) Inc. is the Chinese RMB. The Company reassessed the functional currency during its first quarter of 2021 and determined that the factors now supported USD as the functional currency for the Company and certain of its subsidiaries. The Company has applied the change in functional currency from Canadian dollars (“CAD”) to USD effective January 1, 2021.

Each entity within the consolidated group records transactions using its functional currency, being the currency of the primary economic environment in which it operates. Foreign currency transactions are translated into the respective functional currency of each entity using the foreign currency rates prevailing at the date of the transaction. Period-end balances of monetary assets and liabilities in foreign currency are translated to the respective functional currencies using period-end foreign currency rates. Foreign currency gains and losses arising from the settlement of foreign currency transactions are recognized in the consolidated statements of operations and comprehensive loss.

On consolidation, the assets and liabilities of foreign operations that have a functional currency other than USD are translated into USD at the exchange rates in effect at the end of the reporting period. Revenues and expenses are translated at the average monthly exchange rates prevailing during the period. The resulting translation gains and losses are included within other comprehensive loss. The cumulative deferred translation gains or losses on the foreign operations are reclassified to net income, only on disposal of the foreign operations.

Advertising and marketing costs

The Company expenses advertising costs when incurred in sales and marketing expenses.

Research and development expenses

Research and development expenses consist primarily of personnel-related expenses, contractor fees, engineering design and testing expenses, and allocated facilities cost. Most of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses have been expensed as incurred and included in the consolidated statements of operations and comprehensive loss.

Stock-based compensation

The Company has a share-based compensation plan under which various types of equity-based awards may be granted, including stock options, deferred stock units (DSUs) and restricted stock units (RSUs). We use the fair value method of accounting for our stock options, DSUs and RSUs. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of DSUs and RSUs is measured on the grant date based on the closing fair market value of our common stock. Stock-based compensation expense is recognized over the vesting period on a straight-line basis. The Company estimates expected forfeitures at the time of grant instead of accounting for forfeitures as they occur.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For performance-based awards with a vesting schedule based on the attainment of both performance and market conditions, stock-based compensation expense associated with each tranche is recognized over the longer of (i) the expected achievement period for the operational milestone for such tranche and (ii) the expected achievement period for the related market capitalization milestone determined on the grant date, beginning at the point in time when the relevant operational milestone is considered probable of being achieved. If such operational milestone becomes probable any time after the grant date, we will recognize a cumulative catch-up expense from the grant date to that point in time. If the related market capitalization milestone is achieved earlier than its expected achievement period and the achievement of the related operational milestone, then the stock-based compensation expense will be recognized over the expected achievement period for the operational milestone, which may accelerate the rate at which such expense is recognized. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

Stock-based compensation expense is recorded in general and administrative expenses, research and development expenses and sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income or loss for tax purposes arose.

Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (temporary differences) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgement.

An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Income taxes are recognized in the consolidated statements of operations and comprehensive loss, except when they relate to an item that is recognized in other comprehensive loss or directly in equity, in which case, the taxes are also recognized in other comprehensive loss or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations and comprehensive loss as a component of income taxes but as a component of interest expense.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Net income or loss per share

Basic net earnings or loss per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held, for the effects of all dilutive potential common shares, which comprise warrants, share options, deferred share units, restricted share units and restricted shares granted to employees and directors.

Segment reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s operations consisted of two operating segments - electric vehicles and custom-built vehicles, which are its reportable segments in year for 2022 and 2021.

Fair value measurements

The Company follows the accounting guidance in ASC 820, Fair Value Measurement, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Our financial assets include cash and cash equivalents, receivables, and restricted cash. Our financial liabilities include trade payables and accrued liabilities, derivative liabilities, share-based compensation liability, and lease liabilities. The carrying amounts of these instruments, including cash and cash equivalents, receivables, restricted cash, and trade payables and accrued liabilities, are considered to be representative of their fair values because of their short-term nature.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. The Company holds cash and cash equivalents with highly rated financial institutions. Balances with these institutions exceeded the Canadian Deposit Insurance Corporation insured amount of CAD$100 thousand as of December 31, 2022. The Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Concentration of supply risk

In September 2017, we entered into the Manufacturing Agreement with Zongshen. In 2022 and 2021, the delivery of SOLO vehicles to our customers and the revenue derived depended on Zongshen’s ability to fulfil its obligations under that Manufacturing Agreement. On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles, pursuant to which, such concentration risk no longer existed (see Note 12).

Standards issued but not yet effective

All ASUs issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

3.Cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,2022	December 31,2021
Cash and cash equivalents	$134,255,538	$221,928,008
Restricted cash	515,449	291,676
Total cash, cash equivalents and restricted cash	$134,770,987	$222,219,684

The Company’s restricted cash as of December 31, 2022 and 2021 consists of certificates of deposits related to the Company’s corporate credit card program.

4.Prepaid expenses and other current assets

	December 31,2022	December 31,2021
Solo deposit (with manufacturer)	$7,133,451	$4,734,914
Battery cell deposit	300,000	6,121,372
Battery deposit	—	100,207
Prepaid insurance	1,095,152	2,027,001
Prepaid rent and security deposit	495,112	444,976
Cloud computing assets	1,234,039	536,282
Other prepaid expenses	1,133,096	999,647
	$11,390,850	$14,964,399

For the year ended December 31, 2022, an impairment loss of $2,804,032 (2021 - $nil) was recognized for non-refundable deposits for battery cells dedicated to the SOLO, as a result of the Company’s decision to stop production of the SOLO as well as considering alternative uses and maintenance of such batteries.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

5.Inventory, net

The Company’s inventory consisted of the following:

	December 31, 2022	December 31, 2021
Parts and batteries	$1,242,055	$906,505
Work in progress	—	128,424
Vehicles	18,022,771	4,232,736
Inventory provision	(15,031,771)	(1,687,215)
	$4,233,055	$3,580,450

For the year ended December 31, 2022 and 2021, the amounts of $13,829,497 and $1,687,215, respectively, were recognized as inventory write-downs and reflected in cost of revenue. In estimating the net realizable value of the vehicle inventory at December 31, 2022, the Company has concluded that it is able to recover the inventory value through exporting vehicles outside of the U.S. to recover tariffs already paid. The vehicle inventory’s net realizable value recognized at December 31, 2022 represents the amount that can be recovered from claiming the tariff. In estimating the net realizable value of vehicle inventory at December 31, 2021, the Company considered the selling price information for sales near the balance sheet date.

6.Plant and equipment

	December 31, 2022	December 31, 2021
Furniture and equipment	$2,117,901	$927,430
Computer hardware and software	1,381,786	1,003,575
Vehicles	1,046,817	2,306,849
Leasehold improvements	12,862,333	1,560,676
Production tooling and molds	1,956,743	8,001,229
Total plant and equipment	19,365,580	13,799,759
Less: accumulated depreciation	(2,913,103)	(5,413,281)
Plant and equipment, net	$16,452,477	$8,386,478

During the year ended December 31, 2022 and 2021, depreciation expense of $4,938,545 and $3,480,055, respectively, was included in the general and administrative expenses.

At December 31, 2022, production tooling and molds with a cost of $8,112,133 and accumulated depreciation of $6,294,544 were written off to nil as these molding assets for the SOLO will no longer be used and these assets were not considered to have any alternate use.

As at December 31, 2022, vehicle assets with cost of $3,563,105 and accumulated depreciation of $966,175 were impaired. These vehicles are SOLO demo vehicles used for sales and services. An impairment loss of $2,001,930 was recognized based on the amount that can be recovered from claiming the tariff and disposing of the vehicles.

7.Other assets

	December 31, 2022	December 31, 2021
Security deposit	$1,161,000	$1,161,000
Cloud computing assets	3,920,869	2,011,057
	$5,081,869	$3,172,057

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

As of December 31, 2022, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization were $6,170,195 and $1,015,287, respectively (December 31, 2021 - $2,681,410 and $134,071, respectively). Our capitalized implementation costs primarily relate to the implementation of a new enterprise resource planning (“ERP”) system during 2021 and 2022. In October 2021, we successfully went live with the new ERP system and started to amortize the cost, and we continue to progress with additional functionality and integrations as scheduled. These capitalized costs are included as a component of prepaid expenses and other current assets and other non-current assets on our consolidated balance sheet. During the years ended December 31, 2022 and 2021, amortization expense of $881,216 and $134,071, respectively was recorded for capitalized implementation costs. The estimated aggregate amortization expense amounts to $1,234,039 for each of year 2023 to year 2025, $925,529 for year 2026, and $nil for year 2027.

8.Impairment of long-lived assets

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be appropriate.

On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles. Due to the cease of production of SOLO vehicles, the Company will no longer be using some production mold equipment and SOLO demo vehicles. As a result, we concluded that an impairment triggering event had occurred for the equipment no longer in use. The Company recorded a $3,819,519 non-cash impairment charge for production mold equipment and SOLO demo vehicles in 2022 (see Note 6).

The Company started to sell the SOLO in October 2021 and has been generating a gross loss from selling the vehicles. In Q4 2022, we reduced the SOLO listing price from $18,500 to $15,500. On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles. On February 17, 2023, the Company announced a voluntary recall of the SOLO. The Company has paused deliveries and sales of the SOLO while investigating the issue. The recall was issued due to the vehicle potentially experiencing a loss of propulsion while driving. Due to the fact that the SOLO vehicles have been generating a negative cash flow, the plan to cease production of SOLO, as well as the quality issues with the SOLO, we concluded that an impairment triggering event had occurred for the SOLO asset group at December 31, 2022.

For the purpose of impairment testing at December 31, 2022, all held-and-used long-lived assets, including plant and equipment, operating lease right-of-use assets, and other assets were grouped in one asset group – the SOLO asset group. The carrying amount of the SOLO asset group was higher than the recoverable amount on an undiscounted cash flow basis, and therefore the Company compared the carrying amount of the SOLO asset group to its fair value, being the aggregate of the fair values of the individual assets within the asset group.

The Company estimated the fair values of the individual assets comprising the SOLO asset group using a combination of methods. The fair values of right-of-use assets and leasehold improvements were determined using a discounted cash flows approach, where the significant inputs included the estimated market rent and discount rate for each leased property. The Company used a combination of a market approach and cost approach to determine the fair values of the other plant and equipment and other assets. The significant input in the determination of the fair value of the cloud computing assets was the obsolescence factor applied to determine the depreciated replacement cost. For the year ended December 31, 2022, the Company recorded $Nil impairment charge for the SOLO asset group as the asset group’s estimated fair value exceeded its carrying value.

There was no impairment of long-lived assets for the year ended December 31, 2021.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

9.Goodwill and intangible assets

Goodwill

The Company recognized goodwill and intangible assets from the acquisition of Intermeccanica International Inc. (“Intermeccanica”), a developer and manufacturer of high-end custom-built vehicles in year 2017, which belongs to the custom built vehicle reportable segment.

The Company tests goodwill for impairment at the reporting unit level annually on December 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned when initially recorded. The Company has two reporting units, which are the same as its two operating segments (see Note 18).

Intermeccanica started the restricting process and stopped taking any further orders in 2022. As such and in connection with the Company’s annual and long-range planning process, which coincided with the Company’s annual goodwill impairment test in the fourth quarter, management determined that the custom built vehicle reporting unit’s financial performance would be lower than previously anticipated. The Company’s quantitative goodwill impairment test using an income methodology indicated that its fair value of the custom built vehicle reporting units no longer exceeded the carrying value, and therefore the Company recognized goodwill impairment of $549,760, representing the full amount of goodwill.

The quantitative goodwill impairment test performed by the Company as of December 31, 2022, included significant level 3 fair value estimates and assumptions including, among others, cash flow projections and selecting an appropriate discount rate.

There was no impairment of goodwill for the year ended December 31, 2021.

Intangible assets

The Company’s intangible assets consist of trade name, customer relationships, domain name and non-compete covenants. These intangible assets were acquired from the acquisition of Intermeccanica. The non-compete covenants asset is amortized over five years and the other intangible assets have indefinite lives.

The trade name, customer relationships and non-compete covenants assets belong to the custom built vehicle reportable segment. The Company’s quantitative impairment test indicated that the fair value of the custom built vehicle reporting unit no longer exceeded its carrying value, consequently the Company recognized impairment charges of $400,628 for trade name, customer relationships and non-compete covenant assets during the year ended December 31, 2022.

The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	As of December 31, 2022
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Domain name	$11,956	$—	$11,956

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

	As of December 31, 2021
	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$68,342	$—	$68,342
Non-compete covenants	19,639	16,444	3,195
Trade name	332,286	—	332,286
Domain name	11,956	—	11,956
	$432,223	$16,444	$415,779

There was no impairment of intangible assets for the year ended December 31, 2021.

10.Trade payables and accrued liabilities

	December 31, 2022	December 31, 2021
Trade payables	$3,792,827	$1,249,861
Due to related parties	2,945	743,100
Recall provision (Note 21)	8,915,044	—
Accrued liabilities	6,635,434	4,817,820
	$19,346,250	$6,810,781

On February 17, 2023, the Company announced a voluntary recall of the G3 SOLO. The Company paused deliveries and sales of the SOLO while investigating the issue. The recall was made due to the vehicle potentially experiencing a loss of propulsion while driving. The Company was required to fix the issue within a specific timeframe from the date of recall announcement. After a thorough investigation, the Company was not able to determine the root cause and fix of the said issue and has therefore issued a buy-back program for all 429 retailed vehicles. The Company has recorded a recall provision of $8,915,044 as an estimate of the cost to buy back all retailed vehicles. This amount is included within accrued liabilities.

11.Leases

The Company has operating leases for engineering center and office and, warehouse spaces and kiosk locations to promote vehicle sales. These leases span a period of one to eleven years.

The components of lease expense, included within general and administrative expenses and sales and marketing expenses are as follows within the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,	Year ended December 31,
	2022	2021
Operating lease expense
Operating lease expense	$2,260,556	$917,978
Short-term lease expense	1,238,114	1,230,716
	$3,498,670	$2,148,694

During the year ended December 31, 2022, the Company commenced a lease agreement for the Mesa facility for a period of 129.5 months. As a result, the Company recognized a right-of-use asset of $6,736,373, a lease liability of $14,738,973 and leasehold improvements of $8,228,290 and derecognized the prepaid lease payment of $225,690 at the commencement of the lease. The lease grants the Company two renewal options of 5 years each that the Company determined are not reasonably certain to be exercised.

Lease-related assets and liabilities as presented in the consolidated balance sheets consist of the following:

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$9,031,277	$1,737,409

Liabilities:
Current portion of operating lease liabilities	$810,677	$392,279
Long-term portion of operating lease liabilities	17,528,282	1,494,992
Total operating lease liabilities	$18,338,959	$1,887,271

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

	December 31, 2022	December 31, 2021
Weighted average remaining operating lease term (in years)	9.41	6.61
Weighted average operating lease discount rate	10.28%	7.73%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Year ended December 31,	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,233,699	193,804
Non-cash item for amounts included in the measurement of lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	8,592,776	1,575,434

As of December 31, 2022, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

December 31, 2022
2023	$2,665,698
2024	3,003,762
2025	2,933,488
2026	2,996,149
2027	2,748,552
Thereafter	15,704,730
Total minimum lease payments	30,052,379
Less: interest	11,713,420
Present value of lease obligations	18,338,959
Less: Current portion	810,677
Long-term portion of lease obligations	$17,528,282

12.Contract termination liability

Pursuant to the Manufacturing Agreement, Zongshen agreed to manufacture the Company’s SOLO vehicles. The Company agreed to certain target purchase volumes for the period from June 1, 2021 to November 30, 2023.

In December 2022, the Company provided written notice to Zongshen to cease production of the G3 SOLO in accordance with the terms of the Manufacturing Agreement. Subsequent to December 31, 2022, Zongshen provided written notice to the Company of $22.8 million

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

related to the cease production notice and an estimate of costs associated with concluding the Manufacturing Agreement. The Company does not agree with Zongshen’s calculation of monetary claims; however, as of December 31, 2022, the Company has accrued a liability of $15.7 million in termination provisions under the Manufacturing Agreement including the purchase of excess parts, production molds and payment for an additional 129 completed vehicles.

The Company is currently evaluating potential claims against Zongshen for breach of express and implied conditions and warranties arising from any defects previously noted for the G3 SOLO. The quantum of such claims cannot be ascertained at this time, and any formal claims which may be made by Zongshen. The Company is therefore evaluating its right to setoff such damages against any such formal claims if made. The parties are presently in discussions to conclude the Manufacturing Agreement and claims arising therefrom, however, there are no formal legal claims by either party at this time.

13.Income tax

Loss before income taxes consisted of the following:

	December 31, 2022	December 31, 2021
Canadian operations	$(90,933,403)	$(31,972,273)
U.S. operations	(32,734,055)	(6,858,947)
Other operations	(7,501)	52,574
	$(123,674,959)	$(38,778,646)

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Year ended December 31,	Year ended December 31,
	2022	2021
Current expense:
Federal	$23,554	$850
Current expense and total income tax expense	$23,554	$850

The Company’s effective tax rate was 27% for the years ended December 31, 2022 and 2021. The following summary reconciles income taxes at the statutory rate of 27% applicable for all periods presented to the Company’s actual income tax expense:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Income taxes at statutory rate	$(33,392,239)	$(10,470,234)
Increase (decrease) in taxes resulting from:
Non-deductible business expenses	651,693	(4,611,226)
Tax effects attributable to foreign operations	150	(11,566)
Change in estimates	1,332,196	15,204
Share issue costs and other	56,869	(1,138,691)
Change in valuation allowance	31,374,885	16,217,363
Income tax expense (benefit)	$23,554	$850

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

The temporary differences that give rise to significant portion of the deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforwards	$49,865,691	$32,091,217
Inventory	2,216,526	—
R&D expenditure	2,599,268	—
Lease liability	680,539	509,063
Property, plant and equipment	1,898,663	1,563,933
Share issue costs	1,393,210	2,152,000
SR&ED expenditures	696,474	794,092
Other assets / liabilities	8,870,158	8,280
Stock based compensation	1,410,199	426,385
Deferred tax asset, gross	69,630,728	37,544,740
Valuation allowance	67,597,167	36,279,269
Deferred tax assets, net	$2,033,561	$1,265,471

Deferred tax liabilities
Cloud computing assets	$(1,391,825)	$(687,782)
Lease assets	(641,736)	(468,657)
Intangible assets	—	(109,032)
Deferred tax liabilities	$(2,033,561)	$(1,265,471)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, the Company has approximately $173,348,893 non-capital loss carryforwards in Canada with expiration dates between 2034 and 2042 and approximately $10,286,625 non-capital loss carryforwards in U.S. that can be carried forward indefinitely until used. The Company has provided a valuation allowance against the full amount of such losses, which the Company does not expect to utilize.

14.Derivative liabilities

The exercise price of certain warrants is denominated in CAD; however, the functional currency of the Company is USD. Consequently, the value of the proceeds on exercise is not fixed and will vary based on foreign exchange rate movements. The warrants when issued other than as compensation for goods and services are therefore a derivative for accounting purposes and are required to be recognized as derivative liabilities and measured at fair value at each reporting period. Any changes in fair value from period to period are recorded as non-cash gain or loss in the consolidated statements of operations and comprehensive loss.

Upon exercise, the holders will pay the Company the respective exercise price for each warrant exercised in exchange for one common share of the Company and the fair value at the date of exercise and the associated non-cash liability will be reclassified to share capital. The non-cash liability associated with any warrants that expire unexercised will be recorded as a gain in the consolidated statements of operations and comprehensive loss. There are no circumstances in which the Company would be required to pay any cash upon exercise or expiry of the warrants.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Changes in the value of the liability related to the warrants for the years ended December 31, 2022 and 2021 were as follows:

	Number of Warrants	Amount
Outstanding at December 31, 2020	9,231,196	$32,439,081
Warrants exercised	(4,228,574)	(13,327,450)
Warrants expired	(3,198,857)	—
Revaluation	—	(18,920,428)
Outstanding at December 31, 2021	1,803,765	191,203
Warrants exercised	—	—
Warrants expired	1,172,767	—
Revaluation	—	(191,203)
Outstanding at December 31, 2022	630,998	$—

The following table provides the relevant information on the outstanding warrants as at December 31, 2022:

	Number of warrants	Number of warrants
Date of issuance	outstanding	exercisable	Exercise price	Expiry date
May 14, 2018	33,436	33,436	CAD$16	May 14, 2023
June 5, 2018	59,325	59,325	CAD$12	June 5, 2023
June 13, 2018	257,390	257,390	CAD$12	June 13, 2023
June 25, 2018	75,254	75,254	CAD$12	June 25, 2023
July 18, 2018	150,847	150,847	CAD$12	July 18, 2023
July 20, 2018	54,746	54,746	CAD$12	July 20, 2023
	630,998	630,998

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Share price	$0.6	$2.28
Exercise price	$8.85	$1.58-$9.49
Annualized volatility	77.8%	61%
Risk-free interest rate	3.97%	1.4%
Dividend rate	0%	0%

The Company measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 2 inputs. The Company uses the historical volatility of the underlying share to establish the expected volatility of the warrants. An increase or decrease in this assumption to estimate the fair values using the Black-Scholes option pricing model would result in a decrease or an increase in the fair value of the instruments, respectively.

15.Share capital and other components of equity

Share capital

The Company is authorized to issue an unlimited number of common shares without par value.

The Company is authorized to issue an unlimited number of preferred shares without par value.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

At December 31, 2022, the Company had 119,287,917 issued and outstanding common shares (December 31, 2021 – 117,338,964) and Nil preferred shares (December 31, 2021 – Nil).

Share options exercised

During the year ended December 31, 2022, the Company issued 1,615,430 common shares for options exercised by option holders for proceeds of $487,054 (2021 – 2,456,240 shares for proceeds of $1,145,538).

RSUs released

During the year ended December 31, 2022, the Company issued 333,523 common shares for restricted share units (“RSUs”) exercised by officers and decreased share capital by $175,526 (2021 – 118,497 shares for share capital decrease of $185,274).

Warrants

On exercise, each warrant allows the holder to purchase one common share of the Company or to exchange common share of the Company cashless base on formula set in the warrant agreement.

Changes in the value of equity related to the warrants for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Number of	Weighted average	Number of	Weighted average
	warrants	exercise price	warrants	exercise price
Warrants outstanding, beginning	5,598,256	$5.23	5,839,687	$4.01
Warrants exercised	—	—	(41,431)	3.34
Warrants expired	(202,775)	16.3	(200,000)	4.66
Warrants outstanding, ending	5,395,481	$4.28	5,598,256	$5.23

Warrants of the Company classified as equity are composed of the following as at December 31, 2022:

	Number of warrants	Number of warrants
Date of issuance	outstanding	exercisable	Exercise price	Expiry date
October 31, 2017	125,000	125,000	$15	October 31, 2024
August 8, 2018	4,513,253	4,513,253	$4.27	August 8, 2023
November 9, 2018	7,440	7,440	$3.2	November 9, 2023
November 9, 2018	749,788	749,788	$2.56	May 9, 2024
	5,395,481	5,395,481

16.Share-based payments

Under the Company’s share-based payment arrangements, a total stock-based compensation of $4,985,954 was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 (2021 - $5,065,330).

Share-based compensation expense recorded in	December 31, 2022	December 31, 2021
General and administrative expenses	$3,956,824	$3,694,641
Research and development expenses	864,619	821,706
Sales and marketing expenses	164,511	548,983
	$4,985,954	$5,065,330

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Stock options

The Company adopted its 2020 Stock Incentive Plan (the “Stock Incentive Plan”) on July 9, 2020, which provides that the Board of Directors of the Company may from time to time, in its discretion, grant to directors, officers, employees and consultants of the Company certain stock-based compensation awards including non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 30,000,000. Such stock options may be exercisable for a period of up to 10 years from the date of grant. Stock options may be exercised no later than 90 days following cessation of the optionee’s position with the Company unless any exercise extension has been approved in advance by the Plan Administrator.

Stock options granted may vest based on terms and conditions set out in the stock option agreements themselves. On exercise, each stock option allows the holder to purchase one common share of the Company or to exchange common share of the Company without cash payment for the number of common shares calculated by a formula as set forth in the stock option agreement.

The changes in stock options during the years ended December 31, 2022, and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Number of	Weighted average	Number of	Weighted average
	options	exercise price	options	exercise price
Options outstanding, beginning	11,974,300	$2.73	13,008,364	$2.14
Options granted	7,346,185	1.39	3,217,378	3.94
Options exercised	(1,623,864)	0.39	(3,785,174)	1.58
Options forfeited/expired/cancelled	(2,974,623)	2.97	(466,268)	2.85
Options outstanding, ending	14,721,998	$2.27	11,974,300	$2.73

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Details of stock options outstanding as at December 31, 2022 were as follows:

	Weighted average	Number of options	Number of options
Exercise price	contractual life	outstanding	exercisable
$2.00 CAD	1.25	75,000	75,000
$1.08	6.81	455,616	235,333
$1.11	6.93	3,750,000	—
$1.50	6.56	821,149	427,021
$1.91	3.05	2,955,000	2,756,391
$1.94	6.30	498,742	251,677
$2.13	6.10	97,340	55,415
$2.45	3.59	1,250,000	1,250,000
$2.53	3.61	50,000	50,000
$2.62	0.73	700,000	700,000
$3.01	1.93	750,000	750,000
$3.40	2.37	1,035,000	1,035,000
$3.41	4.56	702,973	618,407
$3.55	5.54	63,408	60,838
$3.56	5.87	207,479	134,012
$3.77	3.95	160,485	160,485
$4.15	1.95	754,532	754,532
$5.00	0.92	193,629	193,629
$7.23	5.03	75,455	75,455
$7.75	5.13	48,690	39,940
$9.60	1.49	77,500	77,500
		14,721,998	9,700,635

The weighted average grant date fair value of stock options granted during the year ended December 31, 2022 was $0.90 (2021 - $1.99). The fair value was calculated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Expected life of options	3.85-5 years	4-5 years
Annualized volatility	61%-123.7%	61%-62.29%
Risk-free interest rate	1.75% - 4.23%	0.34% - 1.4%
Dividend rate	0%	0%

During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $3,920,423 (2021 - $4,389,344) for stock options granted. Unrecognized compensation cost of $3,400,865 as at December 31, 2022 with a weighted average period remaining of 6.85 years ($6,120,387 unrecognized compensation cost as at December 31, 2021 with a weighted average period remaining of 7.94 years).

The use of a valuation model for the options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the combination of the observed volatility for comparable companies and the Company’s historical volatility. The expected time to maturity was based on the weighted-average vesting  terms and contractual terms of the awards. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the award. We use the simplified method for stock options with no market conditions, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the changes in stock prices.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

DSUs

Deferred Stock Units (“DSUs”) are stock-based awards that may be granted by the Company to certain eligible participants pursuant to its Stock Incentive Plan. The Company allows the holders of the DSUs to settle the DSUs in cash or common shares. During the year ended December 31, 2022, the Company issued 42,879 DSUs (2021 – 51,468 DSUs), which will vest over one year.

Changes in the value of the DSUs liability for the years ended December 31, 2022 and 2021 were as follows:

	Number of DSU	Amount
Balance, December 31, 2020	—	$—
Reclassification to liability	44,623	152,165
DSUs exercised	(11,510)	(39,250)
Issuance	51,468	—
Stock-based compensation expense	—	(59,553)
Balance, December 31, 2021	84,581	$53,362
DSUs exercised	—	—
Issuance	42,879	—
Stock-based compensation expense	—	23,114
Balance, December 31, 2022	127,460	$76,476

The number and weighted average share prices of DSUs are as follows:

	December 31, 2022		December 31, 2021
	Number of	Weighted average	Number of	Weighted average
	DSUs	share price	DSUs	share price
DSUs outstanding, beginning	84,581	$3.41	44,623	$3.41
DSUs granted	42,879	2.24	51,468	3.41
DSUs exercised	—	—	(11,510)	3.41
DSUs outstanding, ending	127,460	$3.02	84,581	$3.41

Details of DSUs outstanding as at December 31, 2022 are as follows:

	Weighted average	Number of DSUs	Number of DSUs
Deemed value	contractual life	outstanding	exercisable
$3.02	8.59	127,460	127,460

The fair value of the DSUs liabilities was estimated using the stock price as of December 31, 2022.

Stock-based compensation recognized under this plan amounted to $23,114 for the years ended December 31, 2022 (2021 – income of $59,553). Unrecognized compensation cost of $1,691,565 as at December 31, 2022 with a weighted average period remaining of 8.59 years ($223,107 unrecognized compensation cost as at December 31, 2021 with a weighted average period remaining of 9.92 years).

RSUs

RSUs are stock-based awards that may be granted by the Company to certain eligible participants pursuant to its current Plan which was ratified by Company shareholders on July 9, 2020. RSUs are accounted for as equity-settled share based payment transactions as the obligations under an RSU will be settled through the issuance of common shares.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

The changes in RSUs during the year ended December 31, 2022 were as follows:

	December 31, 2022		December 31, 2021
	Number of	Weighted average	Number of	Weighted average
	options	exercise price	options	exercise price
RSUs outstanding, beginning	649,473	$3.42	507,849	$3.44
RSUs granted	1,875,000	1.02	450,442	3.41
RSUs exercised	(466,731)	3.42	(169,283)	3.44
RSUs expired	(182,742)	3.42	(139,535)	3.44
RSUs outstanding, ending	1,875,000	$1.02	649,473	$3.42

Details of RSUs outstanding as at December 31, 2022 were as follows:

Weighted
	average	Number of	Number of
	contractual	RSUs	RSUs
Deemed value	life	outstanding	exercisable
$1.02	9.94	1,875,000	—

During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $1,042,418 (2021 - $735,539) for RSUs granted during the year. Unrecognized compensation cost was $Nil  as at December 31, 2022 ($978,449 unrecognized compensation cost as at December 31, 2021 with a weighted average period remaining of 9.72 years).

17.Basic and Diluted loss per share

The calculation of basic and diluted loss per share for year ended December 31, 2022, was based on the net loss attributable to common shareholders of $123,698,513 (2021 – $38,779,496) and the weighted average number of common shares outstanding of 118,739,410 (2021 – 111,720,726). Fully diluted loss per share did not include the effect of 14,721,998 stock options (2021 – 11,974,300), 6,026,479 warrants (2021 – 7,402,021), 127,460 DSUs (2021 – 84,581) and 1,875,000 RSUs (2021 – 649,473) as the effect would be anti-dilutive.

18.Segmented information

The Company operated in two reportable business segments for the years ended December 31, 2022 and 2021.

The two reportable business segments offer different products, require different production processes, and are based on how the financial information is produced internally for the purposes of making operating decisions. The following summary describes the operations of each of the Company’s reportable business segments:

●	Electric Vehicles – development and manufacture of electric vehicles for mass markets, and
●	Custom built vehicles – development and manufacture of high-end custom-built vehicles.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

During the year ended December 31, 2022, the Company stopped receiving orders for the custom built vehicles. Effective the fourth quarter 2022, the Company has been operating in one reportable business segment – Electric Vehicles business segment in Canada and United States.

	Year ended December 31, 2022		Year ended December 31, 2021
		Custom Built		Custom Built
	Electric Vehicles	Vehicles	Electric Vehicles	Vehicles
Revenue	$6,238,944	$573,502	$1,174,310	$926,460
Gross profit	(26,087,321)	(168,015)	(2,334,898)	100,987
Depreciation and amortization	(5,564,144)	(16,513)	(4,204,091)	(47,183)
Operating expenses	(78,382,489)	(79,932)	(51,581,101)	(219,502)
Other items	(13,397,864)	21,319	19,174,298	332,844
Current income tax recovery	(23,554)	—	(850)	—
Deferred income tax recovery	—	—	—	—
Net (loss)/income	(123,455,372)	(243,141)	(38,946,642)	167,146
FX translation	24,844	39,581	587	—
Comprehensive (loss)/income	$(123,430,528)	$(203,560)	$(38,946,055)	$167,146

	December 31, 2022		December 31, 2021
	Electric	Custom Built	Electric	Custom Built
	Vehicles	Vehicles	Vehicles	Vehicles
Inventory	$4,233,055	$—	$3,243,267	$337,183
Plant and equipment, net	16,452,477	—	8,379,810	6,668
Operating lease right-of-use assets	9,031,277	—	1,511,875	225,534
Other assets	5,081,869	—	3,172,057	—
Total assets	$181,186,106	$60,323	$254,719,110	$678,927

Sales to unaffiliated customers:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
United States	$6,238,950	$1,750,151
Canada	573,496	350,619
Total	$6,812,446	$2,100,770

Plant and equipment and right-of-use assets:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
United States	$23,113,904	$2,591,852
Canada	2,366,861	3,100,529
Other foreign countries	2,989	4,431,506
Total	$25,483,754	$10,123,887

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

19.Fair value

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Share-based compensation liability	—	76,476	—	76,476
Total	$—	$76,476	$—	$76,476

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$191,203	$—	$191,203
Share-based compensation liability	—	53,362	—	53,362
Total	$—	$244,565	$—	$244,565

Financial liabilities measured at fair value at December 31, 2022 consisted of the non-transferrable warrants denominated in CAD and Deferred Stock Units. The fair value of Deferred Stock Units is classified as level 2, and the fair value of the non-transferrable warrants are classified as level 2 in the fair value hierarchy.

The fair value of the Deferred Stock Units was measured using the quoted market price for common shares of the Company on the Nasdaq.

The fair value of the DSUs was measured using the quoted market price on the Nasdaq.

The fair value of the non-transferrable warrants denominated in CAD were calculated using the Black-Scholes Option Pricing Model using the historical volatility of comparable companies as an estimate of future volatility. At December 31, 2022, if the volatility used was increased by 10% the impact would be an increase to the derivative liabilities of $Nil (2021 - $53,376) with a corresponding increase in net loss and comprehensive loss.

Also see Note 8 and Note 9.

20.Commitments and contingencies

Commitments

As at December 31, 2022 and 2021, the Company had $Nil (December 31, 2021 - $2,686,537) capital commitments for development of its IT infrastructure and purchase equipment for Mesa facility.

Also see Note 21.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2022 and 2021

Contingencies

In the ordinary course of business, we may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, financial condition, or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on us as a result of legal fees, the diversion of management’s time and attention and other factors.

Also see Note 12.

21.Subsequent events

a.	On February 17, 2023, the Company announced a voluntary recall of the G3 SOLO. The Company paused deliveries and sales of the SOLO while investigating the issue. The recall was made due to the vehicle potentially experiencing a loss of propulsion while driving, which is a condition that existed as of December 31, 2022. The Company was required to fix the issue within a specific timeframe from the date of recall announcement. After a thorough investigation, the Company was not able to determine the root cause and fix of the said issue and has therefore issued a buy-back program for all 429 retailed vehicles. The Company has recorded a recall provision of $8,915,044 as an estimate of the cost to buy back all retailed vehicles. This amount is included within accrued liabilities.
b.	On March 1, 2023, the Company entered into a Contract Assembly Agreement (the “Assembly Agreement”) with GLV, LLC (“GLV”) to assemble the Volcon Grunt EVO and Runt off-road electric motorcycles. In accordance with the Assembly Agreement, the Company will perform contract assembly services to GLV for 150 days in the Company’s Mesa facility and GLV will ship materials and parts to the plant. The Company will charge GLV a fixed service fee per product plus additional fees for support services. Both the Company and GLV have the option to terminate after the first 90 days of the Assembly Agreement upon giving the requisite 30 day notice. Upon termination, GLV will pay the Company all committed, non-cancellable costs and expenses and the Company will return in-process products as well as all GLV materials and parts.
c.	On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV, pursuant to which GLV will provide design, development, and manufacturing services of the Company’s two-seat electric motor vehicle, the “E4”. The estimated cost as set out in the Design Agreement is $13,692,000, where 80% will be paid during 2023 with the remaining costs to be paid in 2024. The Company may terminate the Design Agreement upon 30 days written notice to GLV. The Company will be responsible for the costs of any finished and conforming products delivered to the Company as well as the costs of the required materials on hand at GLV’s purchase price.
d.	On March 27, 2023, the Company received a deficiency letter from Nasdaq’s Listing Qualifications Department notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 25, 2023, to regain compliance with the Minimum Bid Price Requirement. If, at any time before this date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement. The Company may be eligible for an additional 180 calendar day compliance period. If the Company’s share price does not meet the minimum listing requirements in the initial or extended periods, it may seek shareholder approval to execute a reverse stock split.
e.	On March 28, 2023, the Company entered into a lease agreement with WeWork Workplace LLC to secure office space in Burnaby, BC, Canada beginning May 1, 2023, as the new location of the Company’s headquarters. The current headquarter lease has been renegotiated to end in June 2023. The new facility lease is for one year and costs $5,680 per month.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

We identified the following material weaknesses in our internal control over financial reporting:

●	ineffective control environment and risk assessment process necessary to identify and respond to relevant risks of material misstatement and changes that could impact the system of internal control;
●	ineffective information and communication process resulting from: (a) insufficient communication of internal control information, including objectives and responsibilities; (b) insufficient controls to ensure the relevance, timeliness and quality of information used in control activities; and (c) ineffective information technology (“IT”) general controls for SAP that are relevant to the preparation of its financial statements, specifically with respect to: (i) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (ii) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and
●	as a consequence of the above, the Company had ineffective control activities as the Company did not design and maintain effective process level and financial statement level controls in response to the risks of material misstatement.

These material weaknesses, which potentially impact all financial statement accounts and disclosures, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. We have recently hired a Vice President, IT and Chief Information Officer, whose role includes IT compliance and oversight, and engaged a third-party firm as the Company’s outsourced internal audit function.

During 2023 we plan, in conjunction with our third-party consultants, to review and make the following enhancements to our internal control over financial reporting:

●	implement an effecting control environment and risk assessment process necessary to identify and respond to relevant risks of material misstatement and changes that could impact the system of internal controls;
●	design and implement an information and communication process to address: (i) insufficient communication of internal control information, including objectives and responsibilities; (ii) insufficient controls to ensure the relevance, timeliness and quality of information used in control activities; and (iii) ineffective IT general controls; and
●	design and implement effective control activities to maintain an effective enterprise level, process level and financial statement level control in response to the risks of material misstatement.

While we have made progress, the material weaknesses will not be considered remediated until we complete the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and we have concluded, through testing, these controls are effective. We believe our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, we may determine additional measures or modifications to the remediation plan are necessary.

Changes in Internal Controls over Financial Reporting

Other than as noted above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Corporate Governance

All ElectraMeccanica directors hold office until the next annual general meeting of the shareholders unless their office is earlier vacated in accordance with our Articles or they become disqualified to act as a director. ElectraMeccanica officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

ElectraMeccanica executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name, Province/State and Country of Residence	Age	Position	Director/Officer Since
Susan Docherty(1), Arizona, U.S.	60	Chief Executive Officer, interim Chief Operating Officer and a director	December 5, 2022
Kevin Pavlov(2), Michigan, U.S.	58	former Chief Executive Officer, Chief Operating Officer and a director	May 1, 2021
Joseph Mitchell(3), Colorado, U.S.	62	former Chief Operating Officer	April 1, 2022
Mark Orsmond, British Columbia, Canada	55	Chief Financial Officer	August 22, 2022
Henry Reisner(4), British Columbia, Canada	59	former President, Chief Operating Officer and a director	February 16, 2015
Bal Bhullar(5), British Columbia, Canada	53	former Chief Financial Officer, Secretary and a director	November 19, 2018
Kim Brink, Michigan, U.S.	56	Chief Revenue Officer	January 24, 2022
Michael Bridge, Arizona, U.S.	59	General Counsel and Corporate Secretary	March 20, 2023
Steven Sanders(6)(10), New York, U.S.	76	Non-executive Chairman and a director	March 16, 2018
Jerry Kroll(7), British Columbia, Canada	62	Director	February 16, 2015
Luisa Ingargiola(10), Florida, U.S.	55	Director	March 16, 2018
Joanne Yan(10), British Columbia, Canada	65	Director	March 6, 2019
David Shemmans(10) , West Sussex, UK	56	Director	August 23, 2021
Michael Richardson(10), Florida, U.S.	66	Non-executive Vice Chairman, Director	November 22, 2021
Bill Quigley(10), Michigan, U.S.	62	Director	April 7, 2022
Dietmar Ostermann(10), Texas, U.S.	66	Director	July 27, 2022
Dean Anthony Dent II(8), Arizona, U.S.	41	former General Counsel and Corporate Secretary	September 22, 2022
Isaac Moss(9), British Columbia, Canada	70	former Chief Administrative Officer and Corporate Secretary	May 15, 2018

Notes:

(1)	Ms. Docherty was appointed as Chief Executive Officer and interim Chief Operating Officer of our Company on December 5, 2022, and then appointed a director on December 19, 2022.
(2)	Mr. Pavlov was appointed as Chief Operating Officer of our Company on May 1, 2021, and then appointed the Chief Executive Officer and director of our Company on September 21, 2021. He was appointed President of our Company on January 27, 2022. Mr. Pavlov resigned from his positions with the Company on December 5, 2022.
(3)	Mr. Mitchell was appointed as Chief Operating Officer of our Company on April 1, 2022 and resigned from the Company on November 22, 2022.
(4)	Mr. Reisner was appointed as President and Chief Operating Officer of our Company on May 15, 2018, and then, on May 1, 2021, Mr. Reisner’s position was changed to Executive Vice-President and President of Intermeccanica. Mr. Reisner retired from his positions with the Company on January 27, 2022.
(5)	Ms. Bhullar was appointed as Chief Financial Officer of our Company on November 19, 2018, and as a director of our Company on December 6, 2019. Ms. Bhullar resigned as Chief Financial Officer and a director and was appointed Chief Compliance Officer of our Company on August 22, 2022, and Ms. Bhullar resigned from the Company on December 31, 2022.
(6)	Mr. Sanders was appointed Chairman of our Company on October 20, 2018.

(7)	Mr. Kroll was appointed President, Chief Executive Officer, and a director of our Company on February 16, 2015. Mr. Kroll resigned from his position as President on May 15, 2018, and as Chairman on October 20, 2018. Mr. Kroll resigned as Chief Executive Officer on August 12, 2019.
(8)	Mr. Dent was appointed General Counsel on August 15, 2022 and then appointed Corporate Secretary on September 22, 2022. Mr. Dent resigned from all positions with the Company on February 3, 2023.
(9)	Mr. Moss was appointed Chief Administrative Officer and Corporate Secretary of our Company on May 15, 2018. Mr. Moss resigned from his positions with the Company on September 22, 2022.
(10)	Members of the Company’s Audit Committee, Nominating and Corporate Governance Committee, Corporate Disclosure and/or Compensation Committee.

The following summarizes the occupation and business experience during the past five years or more for our directors and executive officers as of the date of this Annual Report:

Susan Docherty, Chief Executive Officer, interim Chief Operating Officer and a Director

Ms. Docherty has served as the Company’s Chief Executive Officer and Interim Chief Operating Officer since December 2022. Ms. Docherty brings to the Company a unique understanding of how to connect consumer behaviors to brands and business models inside the auto/EV industries as well as outside it. She forged a storied global career at GM over 25 years at the automaker, during which she launched, breathed new life into and/or oversaw dozens of vehicle brands ranging from Hummer, to Cadillac, to the Electric Chevy Volt across the US, the EU and China. She added significant depth to her experience starting in 2008 as one of the most senior, frontline sales executives to help lead the company through its emergence from the financial crisis, a government bailout and bankruptcy.

Beginning with her appointment as the first-ever auto industry female Vice President of Sales, Service & Marketing in 2009, Ms. Docherty’s diverse responsibilities came to include overseeing dealer network restructuring; advertising & marketing spend as well as agency relationships; sales and servicing; customer data systems; and product as well as manufacturing operations in various countries. Specifically, while overseeing International Operations for GM starting in 2010, she was responsible for its largest growth region, driving volume and revenue increases of close to 700,000 units and $45 billion, respectively. She also launched the Electric Chevy Volt in the EU, reduced the company’s losses in Europe by hundreds of millions of dollars annually, and increased GM’s market share during a down market.

More recently, Ms. Docherty diversified her credentials by engineering the turnaround and re-expansion of Canyon Ranch, the iconic 40-year-old lifestyle and wellness brand. During her four-year tenure at the company as CEO, she restructured its operations, identified and pursued new adjacent growth opportunities – including partnerships with airlines, cruise ships and special-purpose housing, adding locations outside the US, overhauling its web presence, building a new management team and relocating its corporate HQ. Her initiatives improved topline growth by over 30% and improved profits by 80% during her time there. Ms. Docherty also broadened her governance and oversight credentials by serving on three Boards of Directors, including the NYSE-listed Brinks Company and the newly public Mister Car Wash, as well as the private-equity-backed J&J Ventures Gaming.

Mark Orsmond, Chief Financial Officer

Mr. Orsmond has served as the Company’s Chief Financial Officer since August 2022. Mr. Orsmond is an experienced business leader with a proven track record of managing and growing businesses to become global enterprises. Prior to joining ElectraMeccanica, Mr. Orsmond acted as the CFO and Executive Vice President of Taiga Motors where he led Taiga’s IPO on to the TSX and simultaneous financing of $151 million in equity and $50 million in government grant commitments. For approximatelythree3 years, Mr. Orsmond also served as CFO and Executive Vice President of the Corix Group of Companies where he managed a team of over 45 accounting and finance professionals, overseeing an annual budget in excess of $2.5 billion and $1.6 billion in a debt portfolio. Prior to Corix, Mr. Orsmond was a principal of All-Sea Group of companies that he assisted in developing, over a 10-year period, into one of the world’s leading underwater, high-capacity service companies and secured contracts with many of the world’s leading marine participants such as: Rolls Royce, Wartsila, Nakashima, Hyundai, Samsung, Seaspan, Husky Oil, Shell Oil and US marine. Mr. Orsmond is a Certified Public Accountant with a bachelor degree in Accounting Science.

Kim Brink, Chief Revenue Officer

Ms. Brink has served as the Company’s Chief Revenue Officer since January 2022. Ms. Brink brings over two decades of global agency and C-suite expertise to ElectraMeccanica. Most recently, she was the Global Chief Operating Officer and Executive Committee Chair at GTB, a global leading marketing agency dedicated to Ford Motor Company and its retail dealers. Previously, Ms. Brink held senior marketing roles at NASCAR and General Motors. At General Motors, Ms. Brink was the lead Chevrolet marketing executive responsible for 20 vehicle launches including the Chevy Volt. In addition to her C-Suite experience, Ms. Brink has held public board seats as an independent board director and member of the nominating and governance committees for Arctic Cat and as an independent board director of Vista Equity’s DealerSocket.

Ms. Brink earned her Masters in Business Administration and Bachelor of Science from Wayne State University and is a graduate of the Kellogg Executive Development Program at Northwestern University.

Michael Bridge, General Counsel and Corporate Secretary

Mr. Bridge has served as the Company’s General Counsel and Secretary since March 2023. Mr. Bridge brings over three decades of legal and C-suite expertise to ElectraMeccanica. Most recently, he was Senior Vice President, General Counsel and Secretary of Accelerate Diagnostics, Inc. (NASDAQ: AXDX), an in vitro diagnostics company providing medical diagnostic devices to microbiology laboratories globally. Previously, Mr. Bridge held general counsel positions at various technology companies, including 14 years as general counsel for JDA Software Group, the leading enterprise software company focused on automating the global retail supply chain. Mr. Bridge began his career as a corporate and securities attorney for Piper & Marbury (now known as DLA Piper). Mr. Bridge has a bachelor’s degree from the University of Southern California and a J.D. from Cornell University.

Steven Sanders, a Director and Non-Executive Chairman

Mr. Sanders is the founding partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, the predecessor of the New York based law firm of Ortoli Rosenstadt LLP. Mr. Sanders is currently “Of Counsel” to Ortoli Rosenstadt LLP. Mr. Sanders has more than 50 years of experience practicing international corporate law spanning North America, Europe and Asia.

Mr. Sanders has a BBA from City College of New York, a Juris Doctorate from Cornell Law School and is a member of the American and New York bar associations.

Mike Richardson, a Director and Non-Executive Vice-Chair

Mr. Richardson brings four decades of global automotive experience, operating in OEMs and Tier 1 system suppliers. He worked regionally in Europe and Asia for eight years, overseeing a comprehensive restructuring of both product portfolio and manufacturing footprint. He retired from Nexteer Automotive as President and Executive Board Director in 2019. Mr Richardson continues to serve on the boards of Dura Automotive and Shape Corporation.

Mr. Richardson holds a bachelor’s degree in mechanical engineering from Kettering University and a master’s degree in business administration from Central Michigan University. He also holds a Master Level Professional Board Director Certification from the American College of Corporate Directors. He has been recognized as a Professional Engineer, Certified Quality Engineer and unlimited-rating Stationary Power Engineer. Mr. Richardson has authored numerous intellectual properties impacting both product and process. He is a Boss Kettering Innovation Award recipient, GM Presidents Award winner and Delphi Inventors Hall of Fame inductee.

Jerry Kroll, Co-Founder and a Director

Mr. Kroll has 20 years of experience as an investor and in leadership serving in executive management roles at tech companies. Mr. Kroll has always had a passion for motor sports and is a licensed race car driver. Mr. Kroll founded Kleen Speed Technologies developing advanced electric race cars at the NASA Research Park in California. Mr. Kroll’s passion for motor sports combined with clean technologies led him to partner with Henry Reisner of Intermeccanica in the design and production of electric cars. Mr. Kroll’s experience in innovative technology start-ups coupled with his knowledge of clean technology allows him to effectively co-ordinate, manage and execute strategies for ElectraMeccanica.

Luisa Ingargiola, a Director

Ms. Ingargiola has a diverse experience in capital markets with public companies. Ms. Ingargiola is currently the Chief Financial Officer of Avalon GloboCare, a leading biotech health care company that is developing cell based therapeutic and diagnostic technologies for cancer and other diseases. Ms. Ingargiola also serves as a director and audit chair of several public companies including Dragonfly Energy and Vision Marine.

Ms. Ingargiola is a graduate of the University of Boston with a Bachelor of Science in Finance. Ms. Ingargiola also has a Master of Health Administration, University of South Florida.

Joanne Yan, a Director

Ms. Yan comes to the Company with over 25 years of experience in cross-border investment and M&A operations in North America and South East Asia. Ms. Yan has an extensive network in the investor, manufacturing and supply chain communities in these regions. Ms. Yan has advised, directed, and managed publicly listed companies in North America, Europe, and South East Asia on market access, strategic planning, governance and compliance matters.

Dave Shemmans, a Director

Mr. Shemmans brings to ElectraMeccanica a broad range of experience in the transportation industry with direct involvement developing global businesses around innovation and technologies, primarily focused on electrification and decarbonization. Mr. Shemmans previously co-founded Wavedriver, an electric vehicle powertrain company, which he led through two funding rounds from patented concept to production, delivering electric and hybrid vehicle demonstrators into Brazil, Australia, Italy, and the UK. In addition, Mr. Shemmans was CEO of Ricardo plc a UK listed engineering consulting business for 16 years stepping down in September 2021 and is currently Chairman for Sutton and East Surrey Water, a major U.K.-regulated water utility company serving customers in parts of Surrey, Kent, and South London.

Mr. Shemmans holds a Bachelor of Science in Electrical and Electronic Engineering from the University of Manchester Institute for Science and Technology and an Executive Certification from Harvard Business School.

Bill Quigley, a Director

Mr. Quigley brings to ElectraMeccanica more than 30 year of automotive experience in financial and operational roles with a number of global tier one automotive suppliers. He most recently served as Senior Vice President and Chief Financial Officer of Nexteer Automotive Group Limited and previously held positions as Executive Vice President and Chief Financial Officer at Dana Holding Corporation and Visteon Corporation. Mr. Quigley serves as a member of the board of directors and chair of the audit committee at Cadre Holdings, Inc. (NYSE: CDRE) and as a member of the board of directors of Workhorse Group Inc. (NASDAQ: WKHS).

Mr. Quigley holds a B.A. in Accounting from Michigan State University and is a Certified Public Accountant in the state of Michigan.

Dietmar Ostermann, a Director

Mr. Ostermann brings 33 years of automotive consulting experience to ElectraMeccanica. Mr. Ostermann consulted to many of the top OEMs, including GM, Ford, Stellantis, Rivian, BMW, Mercedes, VW, Nissan and Hyundai as well as many auto suppliers on topics of business strategy, product development and operations improvement.

Mr. Ostermann served as PWC’s Global and US Auto Advisory Leader based in Detroit, MI for 11 years. Prior to PwC, he lead the global auto practice of management consulting firm PRTM in Boston. Prior to that he spent 17 years at top management consulting firm A.T. Kearney in the US and Germany, which he also led as their CEO for 3 years. Mr. Ostermann serves as an independent director for auto suppliers Shape Corp and North American Stamping Group.

Term of Office

Each director of our Company is to serve for a term of one year ending on the date of the subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our Board of Directors appoints our officers and each officer is to serve until his successor is appointed and qualified or until his or her death, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There are currently no family relationships between any of the members of our Board of Directors or our executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers have been the subject of the following events:

1.	a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
2.	convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
(a)	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(b)	engaging in any type of business practice; or
(c)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4.	the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;
5.	was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;
6.	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(a)	any Federal or State securities or commodities law or regulation;
(b)	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or
(c)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in

Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Because we were a “foreign private issuer” as such term is defined in Rule 3b-4 under the Exchange Act during the fiscal year ended December 31, 2022, our securities were exempt from section 16 of the Exchange Act. We became disqualified from using the forms and rules designated for foreign private issuers beginning on January 1, 2023.

Code of Business Conduct and Ethics

On April 16, 2020, our Board of Directors adopted a new Code of Business Conduct and Ethics which complies with the definition of a “code of ethics” set out in Section 406(c) of the Sarbanes-Oxley Act of 2002, and any regulations promulgated thereunder by the SEC, and also provides for an enforcement mechanism as required by Nasdaq Listing Rule 5610. The Code of Business Conduct and Ethics applies to the Company’s Chief Executive Officer and Chief Financial Officer and all other employees of the Company and the Board of Directors is responsible for monitoring compliance with the Code of Business Conduct and Ethics.

A copy of the complete text of the Code of Business Conduct and Ethics was filed as Exhibit 99.4 to the Company’s Form 6-K filed with the SEC on EDGAR on April 27, 2020, which Form 6-K was also filed on SEDAR on the same date as a “material document”, and a copy can also be viewed on the Company’s website at https://ir.ElectraMeccanicaauto.com/governance/governance-documents.

Board of Directors

Role of the Board of Directors

The Board of Directors of the Company (or the “Board of Directors”) is responsible for the stewardship of the Company. The Board of Directors provides oversight to the management of the business and affairs of the Company, with a goal of enhancing long-term shareholder value.

Specifically, the Board of Directors is charged with responsibility for:

●	to the extent feasible, satisfying itself as to the integrity of the Chief Executive Officer and other executive officers and that the Chief Executive Officer and other executive officers create a culture of integrity throughout the Company;
●	adopting a strategic planning process and approving, on at least an annual basis, a strategic plan which takes into account, among other things, the opportunities and risks of the business;
●	the identification of the principal risks of the Company’s business, and ensuring the implementation of appropriate systems to manage these risks;
●	succession planning (including appointing, training and monitoring senior management);
●	adopting a communication policy for the Company;
●	the Company’s internal control and management information systems; and
●	developing the Company’s approach to corporate governance, including developing a set of corporate governance principles and guidelines that are specifically applicable to the Company.

Board Structure

The Board of Directors currently consists of eight independent members and the CEO of the Company, as appointed by the Board of Directors. The Board of Directors also has one Chairperson and one Vice-Chairperson. All but one member of the Board of Directors is also a committee member for the Board of Directors five committees. The Board of Directors’ members are representative of 33% female (3 of 9) and 67% male (6 of 9). One member of the Board of Directors is representative of a visible minority.

Meetings of the Board of Directors and Director Attendance

During the year ended December 31, 2022, each member of the Board of Directors attended at least 75% of the aggregate of all meetings of the Board of Directors during the period for which he or she served as a Board member. All Board of Directors members also attended at least 75% of all committee meetings on which he or she served during the periods for which he or she served on the committee for the year ended December 31, 2022.

The Company does not have a written policy requiring directors to attend the annual shareholder meeting, but attendance is encouraged. Last year three of the directors attended our 2022 annual meeting of shareholders.

Executive Sessions of the Board of Directors

Nasdaq Rule 5605(b)(2) requires that the independent board members of a company have executive sessions which are regularly scheduled and at which only independent directors are present. The Company has previously followed this Nasdaq Rule and intends to do so in the future. In addition, the Company is subject to certain disclosure requirements prescribed in Canadian National Instrument 58-101 and Form 58-101F1 - Corporate Governance Disclosure. In particular, the Company must disclose whether the independent directors hold executive sessions and, if such executive sessions are held, how many of these meetings have been held since the beginning of the Company’s most recently completed financial year. If the Company does not hold executive sessions, the Company must describe what the Board of Directors does to facilitate open and candid discussion among its independent directors.

Director Independence

Our Board of Directors has determined that the following directors are “independent” under the listing standards of the Nasdaq Stock Market, as such directors do not have a direct or indirect material relationship with our Company that in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director:

●	Steven Sanders;
●	Michael Richardson;
●	Luisa Ingargiola;
●	Joanne Yan;
●	Dave Shemmans;
●	Jerry Kroll;
●	Bill Quigley; and
●	Dietmar Ostermann.

Committees of the Board of Directors

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Corporate Disclosure Committee	Finance Committee
Steven Sanders Chairperson of the Board	Member	—	Chair	Chair	—
Mike Richardson	—	Member	Member	Member	—
Jerry Kroll	—	—	—	—	—
Luisa Ingargiola	Chair	Member	—	Member	Member
Bill Quigley	Member		Member	Member	Member
Joanne Yan	—	Member		—	Member
Dave Shemmans	Member	Chair	Member	—	Chair
Dietmar Osterman	Member	Member	—	—	—

Audit Committee

Our “Audit Committee” consists of Luisa Ingargiola (Chair), Steven Sanders, Dave Shemmans, Bill Quigley and Dietmar Ostermann. Each member of the Audit Committee satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq and meets the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee consists solely of independent directors that satisfy the Nasdaq and SEC requirements. Our Board of Directors believes that Luisa Ingargiola qualifies as an audit committee financial expert pursuant to Items 16A(b) and (c) of Form 20-F. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

●	selecting our independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by our independent registered public accounting firm;
●	reviewing with our independent registered public accounting firm any audit problems or difficulties and management’s response and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K;
●	discussing the annual audited financial statements with management and our independent registered public accounting firm;
●	annually reviewing and reassessing the adequacy of our Audit Committee Charter;
●	meeting separately and periodically with the management and our internal auditor and our independent registered public accounting firm;
●	reporting regularly to the full Board of Directors;
●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposure; and
●	such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

The Audit Committee is governed by a new Charter which was recently updated and approved by our Board of Directors, a copy of which is attached to this Annual Report as Exhibit 99.2.

Compensation Committee

On April 16, 2020, our Board of Directors adopted a new Compensation Committee Charter which complies with the requirements of Nasdaq Listing Rule 5605(d)(1) and the Board of Directors has established a Compensation Committee. The Compensation Committee is comprised of Dave Shemmans (Chair), Mike Richardson, Luisa Ingargiola, Joanne Yan and Dietmar Ostermann.

The Compensation Committee determines compensation for the directors and officers of the Company, as well as the procedures for this determination, as are described under “Overview of Executive Compensation Program” herein.

Our Compensation Committee also reviews any “red flags” or issues that may arise out of the Compensation Committee compensation and award recommendations and report them to the Board of Directors. The Compensation Committee and the Nomination and Corporate Governance Committee, at times, may be collaborative but will not coordinate as the process is intended to be a “checks and balance” approach. It is set up as an internal control mechanism that would safeguard against fraud and errors due to omission.

Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of Nasdaq. Our Compensation Committee will assist the Board of Directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee will be responsible for, among other things:

●	reviewing and recommending to the Board of Directors for approval with respect to the total compensation package for our most senior executive officers;
●	approving and overseeing the total compensation package for our executives other than the most senior executive officers;
●	reviewing and recommending to the Board of Directors with respect to the compensation of our directors;
●	reviewing periodically and approving any long-term incentive compensation or equity plans;
●	selecting compensation consultants, legal counsel or other advisors after taking into consideration all factors relevant to that person’s independence from management; and
●	programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “N&CG Committee”) is currently comprised of Steven Sanders (Chair), Mike Richardson, Dave Shemmans and Dietmar Ostermann. The N&CG Committee is responsible for corporate governance generally, reviewing the composition and size of the Board of Directors, evaluating the Board of Directors as a whole, identifying, considering and recommending candidates to fill new positions or vacancies on the Board of Directors, evaluating individual members of the Board of Directors, reviewing composition of each committee of the Board of Directors, recommending persons to be members of various committees and dealing with conflicts of interest.

The N&CG Committee is responsible for: making recommendations to the Board of Directors regarding an appropriate organization and structure for the Board of Directors; evaluating the size, composition, membership qualifications, scope of authority, responsibilities, reporting obligations and charters of each committee of the Board of Directors; periodically reviewing and assessing the adequacy of the Company’s corporate governance principles as contained in the Nominating and Corporate Governance Committee Charter and, should it deem it appropriate, it may develop and recommend to the Board of Directors for adoption of additional corporate governance principles; periodically reviewing the Company’s Articles and Bylaws in light of existing corporate governance trends, and shall recommend any proposed changes for adoption by the Board of Directors or submission by the Board of Directors to the Company’s shareholders; making recommendations on the structure and logistics of Board of Directors’ meetings and may recommend matters for consideration by the Board of Directors; considering, adopting and overseeing all processes for evaluating the performance of the Board of Directors, each committee and individual directors; and annually reviewing and assessing its own performance.

Corporate Disclosure Committee

Our “Corporate Disclosure Committee” consists of Steven Sanders (Chair), Mike Richardson, Luisa Ingargiola and Bill Quigley. The Corporate Disclosure Committee oversees the effectiveness of risk management policies, procedures and practices implemented by management of the Company with respect to strategic, operational, environmental, health and safety, human resources, legal and compliance and other risks faced by the Company. The Corporate Disclosure Committee:

●	reviews executive management’s assessment of our material risk exposures and our actions to identify, monitor and mitigate such exposures;
●	reviews executive management’s implementation of systems and controls designed to promote compliance with applicable legal and regulatory requirements;
●	reports to the Board of Directors on an annual basis with respect to the committee’s review of our material risks and measures in place to mitigate them, and at least annually in respect of the committee’s other activities;
●	provides compliant Regulation FD strategic leadership for social media through the alignment of social media strategies and activities with enterprise strategic objectives and processes;
●	establishes and maintains corporate policies with respect to use of social media for both process-driven social engagements, as well as for use of social media by employees for participating in social conversations (e.g., blogging and Tweeting by subject matter experts);
●	prioritizes social media initiatives and deliver final approvals and recommendations on proceeding with proposed social media projects, including process, technology and organizational projects; and
●	ensures open communication between the social media department and our other functional units so as to promote collaborative strategies, planning, and implementation.

Finance Committee

On October 19, 2021, our Board of Directors adopted a Finance Committee Charter for the Company. The primary purpose of the “Finance Committee” is to ensure that the Corporation has a capital structure, including financing strategy and financial policies, that is efficiently optimized to maximize returns to shareholders at an acceptable risk threshold. The Finance Committee is comprised of Dave Shemmans (Chair), Luisa Ingargiola, Joanne Yan, and Bill Quigley. The capitalization of the Company should not unduly burden the enterprise with excessive financial leverage that could impair long-term viability and operating flexibility. Further, the Finance Committee should ensure that the Board of Directors and management engage in rigorous discipline around the deployment of cash, with the central goal of maximizing absolute shareholder value creation and long-term risk-adjusted return on invested capital.

The Finance Committee is not responsible for financial reporting, which is the responsibility of the Audit Committee of the Board.

A copy of the Finance Committee Charter is attached to this Annual Report as Exhibit 99.6.

Director Nominating Process

The N&CG reviews recommendations for directorships from Board members, executive management, advisors or others identified by executive search firms or agencies. Once a candidate is received, the N&CG Committee will begin a thorough review of candidate’s qualifications which includes multiple interviews, a criminal background check, references, and other necessary checks. Once the candidate has successfully passed the review, the Committee will vote to decide if the candidate should proceed to the Board of Directors for a full vote. If successful, the individual will join the Board at the Annual General Meeting or a predetermined date.

Board of Directors’ Role in Risk Oversight

The executive management team are responsible for managing the day-to-day risks facing the Company’s daily operations. With that said, the Board of Directors (or the “Board”) receives updates during Board meetings throughout the year from the Committee Chairs who report any potential risks the organization faces. For urgent matters, the Company’s Chief Executive Officer will raise a potential risk to the Chairperson and Vice Chair of the Board for guidance. At that stage, the Chairperson decides to either update the entire Board or the necessary Committee Chair.

Compensation Risk Assessment

The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior managements, development and retention of senior management, and such other duties as directed by the Board of Directors. The Compensation Committee Chair utilizes a third-party consultant to assess risk. Risk is managed within the Company’s compensation plan design through the implementation of minimum key performance criteria when evaluating any Bonus payments. The bonus plan is set at a capped amount. The corporate performance criteria is balanced between financial, operational, strategic, environmental, social and governance areas, which on the whole provide a holistic set of strategic objectives important to contributing towards long-term shareholder value. Lastly, the Board of Directors maintains discretion to award no bonus, if judged appropriate, to protect the value of the organization and shareholders’ interests.

Additionally, directors and officers are not authorized to purchase financial instruments (including prepaid variable contracts, equity swaps, collars, or units of exchange funds) that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the director or officer.

Director Stock Ownership

Currently the Board of Directors does not require a minimum stock ownership from its members.

Succession Planning

There is currently no set succession plan for the Company due to the changes made within the executive team in 2022. Once our new Chief Executive Officer has finalized her new executive management team, the management team and the Compensation Committee will finalize a succession plan for the key positions within the organization.

Resignation and Retirement

In the event of a vacancy due to resignation or retirement on the Board of Directors, or if the N&CG Committee becomes aware of a pending vacancy and the Board of Director determines that such vacancy shall be filled by the Board of Directors, the N&CG Committee shall recommend to the Board of Directors a qualified individual for appointment to the Board of Directors. The Board of Directors currently does not have a mandatory retirement age.

Corporate Governance Website

The Company maintains all governance documents related to the Board of Directors under the Investors folder and under the Governance tab on its website and can also be accessed through www.ir.emvauto.com.

Independent Reporting Line

The Company utilizes an independent third-party reporting line for employees to make anonymous incident reports. Any such incidents are sent by the third party to the Chair of the Audit Committee. Awareness of the independent reporting line is critical to an open and safe work environment. New employees are trained during the new hire orientation, the annual employee handbook has a section on the independent reporting line, a link to the independent reporting line portal is posted on the Company’s human resources information system and, as well, posters are available in employee common areas at Company offices. For 2022, the Company received zero inquires on its third-party reporting line.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

The Company’s compensation philosophy for 2022 was a performance-based compensation design to align named executive compensation with shareholder interests. We believe that to be successful we must hire and retain talented leadership. We recognize that there is significant competition for qualified executives within the global automotive sector with a focus on building electric motor vehicles. It can be particularly challenging for companies to recruit executive officers of the caliber necessary to achieve our short-term and long-term objectives. Accordingly, our executive compensation programs are intended to attract and retain this leadership team in a highly competitive talent market and to motivate them to achieve our business objectives. We believe that the changes made to our leadership team provides us with the skill set necessary to support our near-term objectives and create long-term value for our stockholders, grow our business and assist in the achievement of our strategic goals.

Our NEO compensation program provides a total compensation package, composed of a mix of cash and equity compensation, that we believe is appropriate to attract and retain our leadership team.

The Compensation Committee is responsible for ensuring the named executive base salaries and short-term incentives are market competitive and that executive compensation fits within peer group and market compensation data ranges.

Governance Practices

● ● ●
Compensation Committee Involvement in Decision-making process
●
Comprised solely of independent directors.
●
Establishes compensation requirements.
●
Determines, reviews, approves, and oversees named executive compensation.
●
The charter for the Compensation Committee is available on our investor relations website.

Independent Compensation Consultant Involvement in Decision-making process
●
Reviews the recommendations of management and the Compensation Committee to ensure that the recommendations.
●
Assists the Compensation Committee in the design of the executive compensation ranges, variable incentive plans and the determination of the overall compensation mix.
●
Provides analysis and crafts recommendations for the Compensation Committee in setting the executive officers’ compensation.

•

The Compensation Committee retains the sole discretion

CEO Involvement in Decision-making process

•

Creates and presents recommendations to the Compensation Committee for the executive officers and provides her own insights. Does not participate in the Compensation Committees review, discussion or determination of her own salary.

Human Resources (“HR”) Involvement in Decision-making process

•

HR acts as the liaison between the Compensation Chair, CEO and the independent compensation consultant in preparing the required materials, resources, information, and insight into the compensation materials for the executive. For the CEO’s compensation, the Chair, independent compensation consultant and HR work together and the CEO is not involved.

Role of Independent Compensation Consultant

The Compensation Committee utilizes an independent compensation consultant to research, design and recommend compensation ranges for the executive team. During 2022, the Committee engaged Global Governance Advisors (“GGA”) as its independent compensation consultant. GGA assisted the Compensation Committee in developing a compensation peer group to use as a reference when making compensation decisions. GGA also conducted a review of the compensation of our executive officers, as well as support on other ad hoc matters throughout the year.

In fiscal 2022, the Compensation Committee assessed the independence of GGA and determined that no conflict existed that would prevent GGA from independently representing the Compensation Committee.

Peer Group for 2022 Compensation Benchmarking

The below table is a summary of the PEER group used by GGA to provide benchmark data to the Compensation Committee to determine the appropriate compensation ranges. The Peer Group was recommended and approved to the Compensation Committee in Q4 2021 by the then CEO and were used for the 2022 executive compensation determination.

2022 Peer Group

Electric Vehicle Peers
Acrimoto Inc.	Faraday Future Intelligent Electric Inc.	Nikola Corp.
AYRO Inc.	Fisker Inc.	Rivian Automotive Inc.
Bird Global Inc.	Lordstown Motors Corp.	Workhorse Group Inc.
Canoo Inc.	Lucid Group.
Electric Vehicle Utilities Peers
Blink Charing Co.	ChargePoint Holdings Inc.	Romeo Power Inc.
Automotive Parts Peers
Horizon Global Corp.	PowerFleet Inc.	Sypris Solutions Inc.
Hyliion Holdings Corp.	Standard Motor Products Inc.	XL Fleet Corp.
Motorcar Parts of America Inc.	Strattec Security Corp.

Executive Compensation Overview

The below summary tables outline the key components of the named executive officer (“NEO”) compensation packages in 2022.

Compensation Component	Summary	Reason for component	How is this determined?
Base Salary	Cash based compensation determined annually during Q1.	Providing market competitive base salary to attract and retain qualified executive talent to the Company.	By the executive’s performance, professional qualifications, and market conditions.
Short-term Incentive	Cash based incentive. Variable based on a performance.	Incentivizing the performance to achieve strategic objectives.	Measured against a scorecard but high degree of discretion for the Compensation Committee.
Healthcare, Retirement and Other Benefits	Executives are eligible to participate in the same programs as employees for healthcare insurance, stock options, paid time-off, life insurance and other related programs.	These plans are a part of our employee benefits programs which are designed for supporting the well-being of our employees’ health.	The executives are eligible to participate in the standard employee benefits offered within the Country they work.
Executive Benefits	Participation in the Director & Officer insurance. As well, certain Executives receive a monthly stipend for rent in Arizona to support their local presence.	Having executives located together provides a more productive workplace for quicker decisions.	By local rent rates for reasonably furnished apartments.

Base Salary

Base salaries are designed to provide a stable source of income for our named executive officers. In general, base salaries are established to be market competitive to attract and retain qualified executives. Base salaries are reviewed regularly considering several factors including the executive’s experience, responsibilities, and Peer Group compensation. The base salaries of our named executive officers during fiscal 2022 were as follows:

Fiscal 2022 Base
Named Executive Officer	Salary ($USD)
Susan Docherty Chief Executive Officer	$650,000
Mark Orsmond Chief Financial Officer	$375,000
Kim Brink Chief Revenue Officer	$340,000
Tony Dent(1) General Counsel and Corporate Secretary	$295,000

Note:

(1)	Mr. Dent was appointed General Counsel on August 15, 2022 and then appointed Corporate Secretary on September 22, 2022. Mr. Dent resigned from all positions with the Company on February 3, 2023.

Short-term Incentive

Starting in 2022 with the adoption of a formulaic scorecard, our annual cash bonus opportunities are designed to incentivize our named executive officers to achieve the required performance of key annual objectives. Each of our named executive officers (or “NEO”) has a target bonus expresses as a percentage of the officer’s base salary. Several factors were considered in developing the target bonus opportunities, including the executive’s responsibilities, base salary, our projected corporate performance, growth, and Peer Group compensation.

The target bonus opportunities for our named executive officers during fiscal 2022 were as follows:

Fiscal 2022 Target Bonus
Named Executive Officer	(% of Salary)
Susan Docherty(1) Chief Executive Officer	100%
Mark Orsmond Chief Financial Officer	50%
Kim Brink Chief Revenue Officer	73%
Tony Dent(2) General Counsel and Corporate Secretary	35%
Kevin Pavlov(3) Former Chief Executive Officer	100%

Notes:

(1)	Ms. Docherty was not eligible for a 2022 bonus since her employment started on December 5, 2022.
(2)	Mr. Dent was appointed General Counsel on August 15, 2022 and then appointed Corporate Secretary on September 22, 2022. Mr. Dent resigned from all positions with the Company on February 3, 2023.
(3)	Mr. Pavlov resigned from all positions with the Company on December 5, 2022. Due to Mr. Pavlov’s resignation, Mr. Pavlov was not eligible for a 2022 bonus.

Process for Setting Executive Compensation

The below chart outlines the process and timeline of the Compensation Committee’s process for determining NEO compensation. For the below chart we will demonstrate the exercise for setting the 2022 compensation.

Process for Setting Executive Compensation
Timeline	Task	Desired Outcome	Individuals Involved
End of Q3 2021	Commence annual kick-off compensation review by discussing potential Peer Benchmarking Group	Provide clear direction to Independent Compensation Consultant on the type of Peer Companies to use for Benchmarking	Compensation Chair CEO HR Independent Compensation Consultant
Start of Q4 2021	Review proposed Peer Benchmarking Group	Finalize proposed list of Peer Benchmarking Group	Compensation Chair CEO HR Independent Compensation Consultant
Q4 2021 Compensation Meeting	Approve proposed Peer Benchmarking Group	Discuss, review, and approve the proposed Peer Benchmarking Group	Compensation Committee Legal (conducting meeting minutes) HR Independent Compensation Consultant (for presentation and walk through of information for the Committee)
Q4 2021 Board Meeting	Approve proposed Peer Benchmarking Group	Review and approve compensation committee recommendation.	Board of Directors Legal (conducting meeting minutes)
Q1 2022	Receive proposed compensation ranges from Peer Benchmarking Group	Independent Compensation Consultant delivers a proposed compensation report for NEO compensation.	Compensation Chair CEO HR Independent Compensation Consultant
Q1 2022 Compensation Committee	Approve proposed compensation ranges	Discuss, review, and approve the proposed Peer Benchmarking Group compensation ranges and recommendations for NEO compensation.	Compensation Committee Legal (conducting meeting minutes) HR Independent Compensation Consultant (for presentation and walk through of information for the Committee)
Q1 2022 Board Meeting	Approve proposed 2022 NEO Compensation	Review and approve compensation committee recommendation.	Board of Directors Legal (conducting meeting minutes)

Factors Considered in Making Compensation Decisions

The Company utilizes data from the Peer Benchmarking Group which are developed and based on companies that meet the following criteria:

●	Companies of a similar size to ElectraMeccanica (0.25x to 4x), primarily from a Total Revenue perspective, but also considering other factors such as Market Capitalization;
●	Companies within the same industry segment as ElectraMeccanica or companies that rely on R&D and engineering innovative and integrated hardware and software products;
●	Companies with a similar business strategy and scope of operations to ElectraMeccanica; and
●	Publicly traded companies on major North American exchanges, with an emphasis of being traded on the major U.S. exchanges.

The approach used in selecting appropriate peer groups ensures that executives are being benchmarked against positions that require similar skill sets and experience within the key sectors that employ the talent required to lead the Company.

ElectraMeccanica considers the peer group’s compensation, size, structure, operational scope and geography when arriving at the appropriate employee compensation levels and structure.

Governance & Oversight of Compensation Program

The Compensation Committee is responsible for the oversight and governance of the executive compensation program, including:

●	Total Compensation Strategy;
●	Periodic approval of the overall Compensation Strategy;
●	Compensation Plans;
●	Reviewing and approving plan metrics, targets, performance results and final awards annually; and
●	Competitive Compensation Review.

With the assistance of an external advisor, assessing the competitiveness of the executive compensation program annually, including a periodic pay-for-performance analysis.

External Disclosure

Reviewing and approving annual disclosure (Management Information Circular) related to executive compensation.

Compensation Risk

Assessing the plan design to identify and mitigate any risk associated with ElectraMeccanica’s compensation policies and practices that could incentivize an executive or other employee to take inappropriate or excessive risk that could otherwise have a material adverse effect on the Company.

The Committee is also involved in the recommendation and approval process of the following:

●	total compensation matters related to equity compensation plan designs are reviewed by the Committee and recommended to shareholders for approval;
●	total compensation matters related to the executive team, including compensation awards and payments, are reviewed, and approved by the Committee. (The Board approves Total Compensation for the CEO); and
●	total compensation matters related to all other employees of the organization are reviewed by the CEO and recommended to the Committee for approval (on an aggregate basis).

Stock Ownership Guidelines and Prohibition Against Hedging and Pledging

The objective of our Anti-Hedging and Pledging Policy is therefore to prohibit those subjects to it from (i) directly or indirectly engaging in hedging against future declines in the market value of any securities of the Corporation (including through the purchase of financial instruments designed to offset such risk) and (ii) pledging Corporation securities as collateral for a loan (whether in a margin account or otherwise).

Anti-Hedging

Unless otherwise previously approved by the N&CG Committee of the Board of Directors, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time, purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of the Company’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company.

Anti-Pledging

Unless otherwise previously approved by the N&CG Committee, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time, purchase Company securities on a margin or otherwise pledge Company securities as collateral for a loan.

Any violation of these policies will be regarded as a serious offence. Anyone violating this policy will be subject to disciplinary action which may include, but is not limited to, termination of employment and/or restrictions on future participation in the Company’s incentive equity plans.

Pay Versus Performance Disclosure

This disclosure has been prepared in accordance with the SEC’s pay versus performance rules in Item 402(v) of Regulation S-K under the Exchange Act (“Item 402(v)”) and does not necessarily reflect value actually realized by the NEOs or how the Compensation Committee evaluates compensation decisions in light of Company or individual performance.

The following tables and related disclosures provide information about (i) the total compensation (“SCT Total”) of our principal executive officer (“PEO”), our former PEOs, and our non-PEO Named Executive Officers (collectively, the “Other NEOs”) as presented in the Summary Compensation Table, (ii) the “compensation actually paid” (“CAP”) to our PEO, former PEOs and our Other NEOs, as calculated pursuant to Item 402(v), (iii) certain financial performance measures, and (iv) the relationship of the CAP to those financial performance measures.

Average
					Summary		Value of Initial Fixed $100
					Compensation	Average	Investment Based on:
	Summary	Summary			Table Total for	Compensation		Peer Group
	Compensation	Compensation	Compensation	Compensation	Non-PEO Named	Actually Paid to	Total	Total	Net
	Table Total for	Table Total for	Actually Paid to	Actually Paid to	Executive	Non-PEO Named	Shareholde	Shareholde	Income	Revenue
Year (a)	PEO (b)	Former PEO (c)	PEO (d)	Former PEO (d)	Officers (f)	Executive Officers (g)	Return (h)	Return (i)	('000s) (j)	('000s) (k)
2022	$4,786,993	$1,058,419	$3,489,789	$3,605,480	$764,311	$237,912	$28	$117	$116,180	$6,812
2021	$5,434,223	$2,195,816	$3,794,986	$2,222,984	$661,653	$339,016	$106	$174	$38,778	$2,101

Adjustments to Calculate Compensation Actually Paid to PEOs (Column (d)), Former PEOs (Column (e)) and Average Compensation Actually Paid to Other NEOs (Column (g))

	2022			2021
Adjustments	PEO	Former PEO	Other NEOs	PEO	Former PEO	Other NEOs
SCT Total	$4,786,993	$1,058,419	$714,311	$5,434,223	$2,195,816	$661,653
Adjustments for defined benefits pension plans	$—
(Deduct): Aggregate change in actuarial present value included in SCT Total for the covered fiscal year	$—	$—	$—	$—	$—	$—
Add: Service cost for the covered fiscal year	$—	$—	$—	$—	$—	$—
Add: Prior service cost for the covered fiscal year	$—	$—	$—	$—	$—	$—
Adjustments for stock awards and option awards**	$—	$—	$—	$—	$—	$—
(Deduct): Aggregate value for stock awards and option awards included in SCT Total for the covered fiscal year	$(4,737,409)	$—	$(496,056)	$(4,782,808)	$—	$(249,501)
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	$3,440,206	$—	$24,165	$2,366,724	$—	$166,822
Add: (Deduct): Year-over-year change in fair value at covered fiscal year end of awards granted in any prior fiscal year that were outstanding and unvested at the covered fiscal year end	$—	$—	$—	$—	$—	$(644,195)
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	$—	$—	$114,211	$776,847	$—	$—
Add (Deduct): Changes as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered fiscal year	$—	$(3,440,650)	$(57,097)	$—	$(3,555,079)	$(273,794)
(Deduct): Fair value at end of prior fiscal year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered fiscal year	$—	$(1,223,249)	$(61,622)	$—	$(863,722)	$—
Add: Dividends or other earnings paid on awards in the covered fiscal year prior to vesting if not otherwise included in the SCT Total for the covered fiscal year	$—	$—	$—	$—	$—	$—
CAP Amounts (as calculated)	$3,489,789	$(3,605,480)	$287,912	$3,794,986	$(2,222,984)	$(339,016)

Total Shareholder Return (Column (h); Column (i))

The Company does not currently issue dividends.

Peer Group Total Shareholder Return (Column (i))

The peer group used in this disclosure is the NASDAQ Composite Index.

Net Income (Column (j))

Net Income as reported in the Company’s Consolidated Statements of Income included in our Form 10-K.

Revenue (Column (k))

Revenue was determined to be the most important financial performance measure linking CAP to Company performance for 2022 and therefore was selected as the 2022 “Company-Selected Measure” as defined in Item 402(v).]

Financial Performance Measures

The following table lists the four financial performance measures that, in the Company’s assessment, represent the most important performance measures used to link CAP for our Named Executive Officers to Company performance for 2022.

Revenue (Company-Selected Measure)
Gross margin
Cash Usage
Vehicle Sales (units)

Relationship Between Compensation Actually Paid and Performance

The graphs below show the relationship of “compensation actually paid” to our PEO, Former PEOs and Other NEOs to (i) the Company’s Net Income, (ii) the Company’s Revenue, and (iii) TSR of both the Company and the NASDAQ Composite Index.

CAP, as calculated in accordance with Item 402(v), reflects, among others, adjustments to the fair value of equity awards during the years presented. Factors impacting the fair value of equity awards include the price of our Common Stock at year end, as well as the projected and actual achievement of performance goals. These adjustments contributed significantly to the change in CAP reported for 2021.

Summary Compensation Table

Our named executive officers (NEOs) for the fiscal years ended December 31, 2022 (“Fiscal 2022”) and December 31, 2021 (“Fiscal 2021”) consist of: (i) Susan Docherty, our current Chief Executive Officer and Interim Chief Operating Office; (ii) Mark Orsmond, our Chief Financial Officer; (iii) Kim Brink, our Chief Revenue Officer; (iv) Kevin Pavlov, our former Chief Executive Officer; (v) Bal Bhullar, our former Chief Financial Officer and Chief Compliance Officer; (vi) Dean Anthony Dent, our former General Counsel and Corporate Secretary; (vii) Joseph Mitchell, our former Chief Operating Officer; (viii) Isaac Moss, our former Chief Administrative Officer and Corporate Secretary; and (ix) Henry Reisner, our former Executive Vice-President. The following Summary Compensation Table sets forth the compensation earned by or paid to our named executive officers for Fiscal 2022 and Fiscal 2021 are as follows:

						Non-equity	Non-qualified
						incentive	deferred
				Stock	Option	plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)	($)
Susan Docherty (3) CEO and Interim Chief Operating Officer	2022	49,583	Nil	1,755,534	2,981,875	Nil	Nil	Nil	4,786,992
	2021	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Mark Orsmond (4) CFO	2022	127,972	100,000	Nil	550,762	Nil	Nil	Nil	778,734
	2021	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Kim Brink (5) CRO	2022	319,513	250,000	Nil	454,738	Nil	Nil	Nil	1,024,251
	2021	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Kevin Pavlov (6) former CEO	2022	528,516	Nil	Nil	Nil	Nil	Nil	530,264	1,058,419
	2021	246,415	405,000	787,502	3,995,306	Nil	Nil	Nil	5,434,223
Bal Bhullar (7) former CFO and Chief Compliance Officer	2022	482,148	Nil	Nil	Nil	Nil	Nil	398,567	880,716
	2021	315,957	145,038	328,502	Nil	Nil	Nil	2,872	792,369
Dean Anthony Dent(8) former General Counsel and Corporate Secretary	2022	111,760	Nil	Nil	Nil	Nil	Nil	70,000	181,760
	2021	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Joseph Mitchell(9) former Chief Operating Officer	2022	244,657	Nil	Nil	482,668	Nil	Nil	421,875	1,149,200
	2021	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Isaac Moss(10) former Chief Administrative Officer and Corporate Secretary	2022	252,944	Nil	Nil	Nil	Nil	Nil	559,894	812,838
	2021	289,436	193,715	210,001	Nil	Nil	Nil	Nil	693,152
Henry Reisner(11) former Executive Vice-President	2022	85,798	Nil	Nil 210,001	Nil	Nil	Nil	436,881	522,679
	2021	289,436	Nil		Nil	Nil	Nil	Nil	499,437
Michael Paul Rivera(12) former President and CEO	2022	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2021	269,209	216,080	Nil	Nil	Nil	Nil	1,710,527	2,195,816

Notes:

(1)	For fiscal 2022 and 2021, these amounts represent the aggregate grant date fair value of RSUs and PRSUs. For fiscal 2022, the grant date fair value for each RSU granted to Ms. Docherty is $1.11 per shares based on the most recent closing price of our common shares as of the grant date of December 5, 2022. The grant date fair value of each PRSU is $1.11 per unit, which incorporates the potential to vest, depending on the performance of the stock price attaining a 30-day volume weighted average price per common share equal to or exceeding $5.00, $6.00 and $7.00. For fiscal 2021, the grant date of value for each RSU granted to Mr. Kevin Pavlov, Ms. Bal Bhullar, Mr. Isaac Moss and Mr. Henry Reisner is $3.41 per share based on the most recent closing pricing of our common shares as of the grant date of September 22, 2021.
(2)	Option-based awards represent the fair value of Options granted and awarded in the year under our Stock Incentive Plan. The fair value of Options granted is calculated as of the grant date using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2022	2021
Expected life of options	3.85-5 years	4-5 years
Annualized volatility	61%-123.7%	61%-62.29%
Risk-free interest rate	1.75%-4.23%	0.34%-1.4%
Dividend rate	0%	0%

(3)	Ms. Docherty was appointed as Chief Executive Officer and interim Chief Operating Officer of our Company on December 5, 2022 and then appointed a director on December 19, 2022
(4)	Mr. Orsmond was appointed as Chief Financial Officer of our Company on August 22, 2022.
(5)	Ms. Brink was appointed as Chief Revenue Officer of our Company on January 24, 2022.
(6)	Mr. Pavlov was appointed as Chief Operating Officer of our Company on May 1, 2021 and then appointed the Chief Executive Officer and director of our Company on September 21, 2021. He was appointed President of our Company on January 27, 2022. Mr. Pavlov resigned from all positions with the Company on December 5, 2022.
(7)	Ms. Bhullar was appointed as Chief Financial Officer of our Company on November 19, 2018, and as a director of our Company on December 6, 2019. Ms. Bhullar resigned as Chief Financial Officer and a director and was appointed Chief Compliance Officer of our Company on August 22, 2022, and Ms. Bhullar resigned from her position with the Company on December 31, 2022.
(8)	Mr. Dent was appointed General Counsel on August 15, 2022 and then appointed Corporate Secretary on September 22, 2022. Mr. Dent resigned from all positions with the Company on February 3, 2023.
(9)	Mr. Mitchell was appointed as Chief Operating Officer of our Company on April 1, 2022 and resigned from the Company on November 22, 2022.
(10)	Mr. Moss was appointed Chief Administrative Officer and Corporate Secretary of our Company on May 15, 2018. Mr. Moss resigned from his positions with the Company on September 22, 2022.
(11)	Mr. Reisner was appointed as President and Chief Operating Officer of our Company on May 15, 2018 and then, on May 1, 2021, Mr. Reisner’s position was changed to Executive Vice-President. Mr. Reisner retired from his positions with the Company on January 27, 2022.
(12)	Mr. Rivera was appointed CEO and a director of our Company on August 12, 2019. On September 22, 2021, Mr. Rivera resigned as CEO and a director of our Company.

During our most recently completed financial years, we did not pay any other executive compensation to our named executive officers.

Executive Employment Agreements

Current Executive Employment Agreements

Susan Docherty

On December 2, 2022, our Board of Directors approved the entering into of an executive employment agreement with each of the Company and Susan Docherty (the “Docherty Agreement”) with effect on December 5, 2022 (the “Effective Date”).

Beginning on the Effective Date, Ms. Docherty will serve as the CEO of the Company and ElectraMeccanica USA, LLC (the “Subsidiary”), reporting directly to the Company’s Board of Directors. While serving as the CEO, Ms. Docherty will have control over, and responsibility for, the day-to-day operations of the Company and Subsidiary and shall have such other duties, authorities and responsibilities commensurate for such or a similar position at a similarly-situated company and such additional duties as may be assigned to Ms. Docherty by the Board of Directors from time to time.

The initial term of the Docherty Agreement shall commence on the Effective Date and shall continue until the three year anniversary of the Effective Date (the “Initial Term”). The Initial term will automatically extend on the same terms and conditions set forth below for additional one year periods (each, a “Renewal Term”), unless either party gives the other party written notice of non-renewal at least 30 calendar days prior to the end of the Initial Term or any Renewal Term.

Pursuant to the Docherty Agreement, Ms. Docherty will receive a base salary of $650,000 per year during the term of the Docherty Agreement to be paid according to the Company’s normal payroll cycle. The base salary will be reviewed annually and may be adjusted by the Compensation Committee of the Board of Directors in its sole discretion.

According to the Docherty Agreement and subject to approval by the Compensation Committee and as soon as reasonably practicable upon execution of the Docherty Agreement and announcement by the Company of Ms. Docherty as its new CEO, the Company will award three separate non-qualified stock options under the Stock Incentive Plan to purchase 3,750,000 common shares of the Company in the aggregate (collectively, the “Sign-On Options”), with each such Sign-On Option having an exercise price equating to the closing price for the Company’s stock as reported on Nasdaq on the day prior to the grant date (the “Exercise Price”), and with each such Sign-On Option having a maximum exercise term of seven years from the grant date (the “Exercise Term”) and, subject to the following, vesting in three equal annual installments from the grant date (the “Vesting”). The first Sign-On Option shall cover 2,000,000 common shares of the Company underlying the Sign-On Options and be exercisable at the Exercise Price during the Exercise Term and be subject only to the Vesting. The second Sign-On Option shall cover 1,000,000 common shares of the Company underlying the Sign-On Options and be exercisable at the Exercise Price during the Exercise Term and, subject to the Vesting, shall not be exercisable until such time as the Company’s 30-day volume average trading price on Nasdaq is $2.50 or greater. The third Sign-On Option shall cover 750,000 common shares of the Company underlying the Sign-On Options and be exercisable at the Exercise Price during the Exercise Term and, subject to the Vesting, shall not be exercisable until such time as the Company’s 30-day volume average trading price on Nasdaq is $5.00 or greater. The Sign-On Options will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreements, and the Company’s insider trading policy.

Subject to approval by the Compensation Committee, within 30 days of the Effective Date, the Company will award restricted stock units under the Stock Incentive Plan covering 1,000,000 common shares of the Company (the “Sign-On RSUs”). The Sign-On RSUs will vest in three equal annual installments from the date of grant. The Sign-On RSUs will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreement, and the Company’s insider trading policy.

Subject to approval by the Compensation Committee, within 30 days of the Effective Date, the Company will award performance stock units under the Stock Incentive Plan covering 875,000 common shares of the Company (the “Sign-On PRSUs”). The Sign-On PRSUs will vest as follows: (i) 437,500 will vest on the first date on which the average of the volume weighted average price per common share of the Company during any 30 day consecutive trading days (“30-Day VWAP”) equals or exceeds $5.00; (ii) 218,750 will vest on the first day on which the 30-Day VWAP of the common shares of the Company equals or exceeds $6.00; and (iii) the final 218,750 will vest on the first day on which the Company’s 30-Day VWAP equals or exceeds $7.00. In this respect the parties hereby acknowledge and agree that, in accordance with the Stock Incentive Plan and the award agreement for the Sign-On PRSUs, upon the termination of this Agreement for any reason, other than for Cause, all then unvested Sign-On -PRSUs shall be entitled to continue to vest for a further period of one year from the date of termination.

For expenses incurred for up to 12 months following the Effective Date, the Company will reimburse Ms. Docherty for reasonable and customary temporary housing costs in the Mesa/Phoenix metropolitan area not to exceed $3,500 per month. To obtain reimbursement Ms. Docherty must submit her expenses promptly, in accordance with Company policy, with appropriate supporting documentation, and such expenses will be reimbursed no later than the last day of the tax year following the tax year in which the expense was incurred.

Beginning January 1, 2023, and for each full calendar year during the term thereafter, Ms. Docherty will be eligible to participate in an annual cash incentive program adopted in writing and approved by the Compensation Committee (the “STIP”). Ms. Docherty’s target incentive under the STIP will equal 100% of her base salary and in no event will the STIP payment exceed 200% of her base salary. Any STIP payment and the amount of same will be based on the attainment of written quantitative and qualitative performance goals, including financial performance goals, established by the Compensation Committee in its sole discretion and in advance. In order to be eligible to receive the STIP, Ms. Docherty must be actively employed by the Company through the date the STIP is paid in order to earn and be eligible to receive the STIP.

Beginning January 1, 2024, and for each full calendar year during the term thereafter, Ms. Docherty will be eligible to receive grants of stock options, performance shares and other awards under the Stock Incentive Plan (the “Annual Equity Awards”). The amount of Annual Equity Awards, the mix of Annual Equity Awards, the vesting schedule and the other terms and conditions of the Annual Equity Awards will be established by the Compensation Committee in its sole discretion. The Annual Equity Awards will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreement, and the Company’s insider trading policy.

Pursuant to the Docherty Agreement, Ms. Docherty will be eligible to participate in the Company’s standard company benefit and vacation plans, as such plans may be amended, modified, or terminated by the Company from time to time, with or without notice, in accordance with the applicable benefit and vacation plan documents.

The Docherty Agreement may be terminated by the Board of Directors at any time during the term for any reason upon at least 30 calendar days’ prior written notice; provided that, the Board of Directors may terminate Ms. Docherty’s employment immediately for cause. Upon termination by the Company for any reason, the Company will pay Ms. Docherty her accrued but unpaid base salary through her date of termination and any accrued but unpaid reasonable business expenses through her date of termination (the “Accured Obligations”). If Ms. Docherty resigns from her employment with the Company for any reason, she will be deemed to immediately resign from all officerships, directorships, managerships and other positions she holds with the Company, Subsidiary and their affiliates, and will only be entitled to the Accured Obligations. The Docherty Agreement will terminate immediately upon Ms. Docherty’s death or disability.

In the event Ms. Docherty’s full-time employment is terminated by the Board of Directors without cause or by Ms. Docherty for Good Reason (as defined in Exhibit A to the Docherty Agreement) prior to a Change of Control (as defined in Exhibit A to the Docherty Agreement) during the term, then, in addition to the Accrued Obligations, and subject to Ms. Docherty’s timely execution (and non-revocation) of the release required by the Docherty Agreement, Ms. Docherty will be entitled to receive a cash severance payment equal to the sum of: (i) 24 months of her then base salary plus one month of her then base salary for every completed year of service (to a maximum of 30 months); (ii) 18 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment; and (iii) the greater of (a) her average STIP paid in the two prior years and (b) 80% of the target annual STIP for the current fiscal year (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to Ms. Docherty in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of the release revocation period described below. In addition to the Base Severance Amount, Ms. Docherty will be entitled to receive a pro-rata STIP for the year in which her termination occurred, with such pro-rata STIP paid at the same time described above. In addition, Ms. Docherty will be eligible to exercise any vested Sign-On Options or other stock options granted to her by the Company which may have vested as at the date of termination by the Board of Directors without cause or by Ms. Docherty for Good Reason prior to a Change of Control of for a period of one year from such termination date.

Upon the closing of a transaction during the term that results in a Change of Control, and notwithstanding anything in the Stock Incentive Plan to the contrary, Ms. Docherty’s Sign-On Options and any other stock options awarded to her shall fully vest and become exercisable for a period of one year from the date of her termination, and her then Sign-On RSUs and any other restricted stock units awarded to her shall immediately vest.

In the event Ms. Docherty’s full-time employment is terminated by the Board of Directors without cause or by Ms. Docherty with Good Reason during the 12 month period following a Change of Control during the term, then, in addition to the Accrued Obligations, and subject to Ms. Docherty’s timely execution (and non-revocation) of the release required by the Docherty Agreement, Ms. Docherty will be entitled to receive a cash severance payment equal to the sum of: (i) 18 months of her then base salary; and (ii) 18 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by Ms. Docherty immediately prior to her last day of employment (collectively, the “Enhanced Severance Amount”). The Enhanced Severance Amount will be paid to Ms. Docherty in installments over a 18-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of 60 days from Ms. Docherty’s last day of employment.

The Docherty Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Mark Orsmond

On August 22, 2022, our Board of Directors approved the entering into of an executive employment services agreement with each of the Company and Mark Orsmond (the “Orsmond Agreement”) with effect on August 22, 2022 (the “Effective Date”).

The Orsmond Agreement commenced as of its Effective Date and will continue for a period of two years unless terminated in accordance with its terms. The Orsmond Agreement shall renew automatically on one-month to one-month basis if not specifically terminated by the Company notifying Mr. Orsmond in writing at least 30 calendar days prior to the end of the term of its intent to not renew the Orsmond Agreement.

Pursuant to the terms of the Orsmond Agreement, Mr. Orsmond will be employed as our Chief Financial Officer and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Orsmond Agreement) in a competent and efficient manner and in manner consistent with his obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Mr. Orsmond will not, directly or indirectly, anywhere in North America, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Mr. Orsmond may hold or have a beneficial interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Mr. Orsmond a monthly base salary from the Effective Date of CAD$40,373.00 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Mr. Orsmond based upon the performance of the Company and upon the achievement by Mr. Orsmond of reasonable management objectives. Mr. Orsmond will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) the use of a smartphone for Business purposes; and (c) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Mr. Orsmond’s duties.

The Company may grant Mr. Orsmond Options under its Stock Incentive Plan from time to time in its absolute discretion. Any Options will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of Options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Stock Incentive Plan as may be finally determined by the Board of Directors acting reasonably; (b) Mr. Orsmond in no event make any disposition of all or any portion of Options unless the requirements as provided in the Orsmond Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board of Directors approve each grant of Options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company has the right to and may terminate the Orsmond Agreement at any time for Just Cause (as defined therein). Following any such termination, the Company shall pay to Mr. Orsmond an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Orsmond up to the date of termination, and Mr. Orsmond shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company also has the right to terminate the Orsmond Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Mr. Orsmond specifying the effective date of termination. Mr. Orsmond may terminate the Orsmond Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Orsmond Agreement is terminated by the Company without Just Cause, or by Mr. Orsmond as a result of a Change of Control, the Company will have the obligation to: (a) pay Mr. Orsmond an amount equal to the Monthly Salary and Vacation payable to Mr. Orsmond up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Mr. Orsmond his annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay Mr. Orsmond a termination fee equal to 12 months’ Monthly Salary plus an additional one month’s Monthly Salary for each completed full year of employment with the Company from the Effective Date; (d) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Mr. Orsmond, continue each of Mr. Orsmond’s Benefits in full force and effect for a period of 12 months from the date of termination; (e) pay Mr. Orsmond an amount equal to the greater of (i) the average STIP (as defined therein) paid to Mr. Orsmond for the previous two years and (ii) 80% of Mr. Orsmond’s target annual STIP for the current fiscal year of the Company if Mr. Orsmond has been employed by the Company for less than two years at the date of termination; and (f) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Orsmond to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period (12 months from the date of termination; as defined therein).

The Company may terminate the Orsmond Agreement by notifying Mr. Orsmond in writing at least 30 calendar days prior to the end of the term of its intent to not renew the Orsmond Agreement. In the event of such termination, the Company will be obligated to provide Mr. Orsmond with (a) through (f) noted immediately above, however, the Company will only pay Mr. Orsmond a termination fee equal to four months of Monthly Salary for each completed full year of employment with the Company commencing from the Effective Date and up to a total of 16 months of Monthly Salary.

Mr. Orsmond may terminate the Orsmond Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Orsmond Agreement is terminated by Mr. Orsmond’s resignation, the Company shall pay to Mr. Orsmond an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Orsmond up to the date of termination, and Mr. Orsmond shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Orsmond Agreement will automatically terminate upon the death of Mr. Orsmond and, upon such termination, the Company’s obligations under the Orsmond Agreement will immediately terminate other than the Company’s obligations to: (a) pay Mr. Orsmond’s estate an amount equal to the Monthly Salary and Vacation payable to Mr. Orsmond up to the date of termination; (b) pay Mr. Orsmond’s estate his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Orsmond’s estate to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

The Company may terminate the Orsmond Agreement at any time because of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Orsmond Agreement will immediately terminate other than the Company’s obligations to (a) pay Mr. Orsmond an amount equal to the Monthly Salary and Vacation payable to Mr. Orsmond up to the date of termination; (b) pay Mr. Orsmond his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) subject to provisions of any Company plans and arrangements under which Benefits are being provided to Mr. Orsmond, continue each of Mr. Orsmond’s Benefits in full force and effect for a period of 12 months from the date of termination; and (d) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Orsmond to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

Kim Brink

On December 24, 2021, our Board of Directors approved the entering into of an executive employment services agreement with each of the Company, ElectraMeccanica Automotive USA Inc. and Kim Brink (the “Brink Agreement”) with effect on January 24, 2022 (the “Effective Date”).

The Brink Agreement commenced as of its Effective Date and will continue for a period of two years unless terminated in accordance with its terms. The Brink Agreement shall renew automatically if not specifically terminated by the Company notifying Ms. Brink in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Brink Agreement.

Pursuant to the terms of the Brink Agreement, Ms. Brink will be employed as our Chief Revenue Officer and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Brink Agreement) in a competent and efficient manner and in manner consistent with his obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Ms. Brink will not, directly or indirectly, anywhere in North America, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Ms. Brink may hold or have a beneficial interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Ms. Brink a monthly base salary from the Effective Date of US$28,333.34 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Ms. Brink based upon the performance of the Company and upon the achievement by Ms. Brink of reasonable management objectives. Ms. Brink will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) the use of a smartphone for Business purposes; and (c) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Ms. Brink’s duties.

The Company may grant Mr. Brink Options under its Stock Incentive Plan from time to time in its absolute discretion. Any Options will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of Options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Stock Incentive Plan as may be finally determined by the Board of Directors acting reasonably; (b) Ms. Brink in no event make any disposition of all or any portion of Options unless the requirements as provided in the Brink Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board of Directors approve each grant of Options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company has the right to and may terminate the Brink Agreement at any time for Just Cause (as defined therein). Following any such termination, the Company shall pay to Ms. Brink an amount equal to the Monthly Salary and Vacation pay earned and payable to Ms. Brink up to the date of termination, and Ms. Brink shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company also has the right to terminate the Brink Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Ms. Brink specifying the effective date of termination. Ms. Brink may terminate the Brink Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Brink Agreement is terminated by the Company without Just Cause, or by Ms. Brink as a result of a Change of Control, the Company will have the obligation to: (a) pay Ms. Brink an amount equal to the Monthly Salary and Vacation payable to Ms. Brink up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Ms. Brink her annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay Ms. Brink a termination fee equal to 24 months’ Monthly Salary plus an additional one month’s Monthly Salary for each completed full year of employment with the Company from the Effective Date; (d) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Ms. Brink, continue each of Ms. Brink’s Benefits in full force and effect for a period of 12 months from the date of termination; (e) pay Ms. Brink an amount equal to the greater of (i) the average STIP (as defined therein) paid to Ms. Brink for the previous two years and (ii) 80% of Ms. Brink’s target annual STIP for the current fiscal year of the Company if Ms. Brink has been employed by the Company for less than two years at the date of termination; and (f) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Brink to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period (12 months from the date of termination; as defined therein).

The Company may terminate the Brink Agreement by notifying Ms. Brink in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Brink Agreement. In the event of such termination, the Company will be obligated to provide Ms. Brink with (a) through (f) noted immediately above, however, the Company will only pay Ms. Brink a termination fee equal to four months of Monthly Salary for each completed full year of employment with the Company commencing from the Effective Date and up to a total of 24 months of Monthly Salary.

Ms. Brink may terminate the Brink Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Brink Agreement is terminated by Ms. Brink’s resignation, the Company shall pay to Ms. Brink an amount equal to the Monthly Salary and Vacation pay earned and payable to Ms. Brink up to the date of termination, and Ms. Brink shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Brink Agreement will automatically terminate upon the death of Ms. Brink and, upon such termination, the Company’s obligations under the Brink Agreement will immediately terminate other than the Company’s obligations to: (a) pay Ms. Brink’s estate an amount equal to the Monthly Salary and Vacation payable to Ms. Brink up to the date of termination; (b) pay Ms. Brink’s estate her annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Brink’s estate to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

The Company may terminate the Brink Agreement at any time because of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Brink Agreement will immediately terminate other than the Company’s obligations to (a) pay Ms. Brink an amount equal to the Monthly Salary and Vacation payable to Ms. Brink up to the date of termination; (b) pay Ms. Brink her annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) subject to provisions of any Company plans and arrangements under which Benefits are being provided to Ms. Brink, continue each of Ms. Brink’s Benefits in full force and effect for a period of 12 months from the date of termination; and (d) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Brink to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

Michael Bridge

On February 9, 2023, our Board of Directors approved the entering into of an executive employment services agreement with each of the Company and Michael Bridge (the “Bridge Agreement”) with effect on March 20, 2023 (the “Effective Date”).

Beginning on the Effective Date, Mr. Bridge will serve as General Counsel and Corporate Secretary of the Company and ElectraMeccanica Automotive USA Inc. (the “Subsidiary”), reporting to the Company’s CEO. While serving as the General Counsel and Corporate Secretary, Mr. Bridge will have control over, and responsibility for, the day-to-day legal affairs of the Company and the Subsidiary and shall have such other duties, authorities and responsibilities commensurate for such or a similar position at a similarly-situated company and such additional duties as may be assigned to Mr. Bridge by the CEO from time to time.

The initial term of the Bridge Agreement shall commence on the Effective Date and shall continue until the three year anniversary of the Effective Date (the “Initial Term”). The Initial term will automatically extend on the same terms and conditions set forth below for additional one year periods (each, a “Renewal Term”), unless either party gives the other party written notice of non-renewal at least 30 calendar days prior to the end of the Initial Term or any Renewal Term.

Pursuant to the Bridge Agreement, Mr. Bridge will receive a base salary of $325,000 per year during the term of the Bridge Agreement to be paid according to the Company’s normal payroll cycle. The base salary will be reviewed annually and may be adjusted by the Compensation Committee of the Board of Directors in its sole discretion.

According to the Bridge Agreement and subject to approval by the Compensation Committee and as soon as reasonably practicable upon execution of the Bridge Agreement and announcement by the Company of Mr. Bridge as its new General Counsel and Corporate Secretary, the Company will award a non-qualified stock option under the Stock Incentive Plan to purchase 500,000 common shares of the Company (the “Sign-On Option”), with the Sign-On Option having an exercise price equating to the closing price for the Company’s stock as reported on Nasdaq on the day prior to the grant date (the “Exercise Price”), and with the Sign-On Option having a maximum exercise term of seven years from the grant date (the “Exercise Term”) and vesting in three equal annual installments from the grant date. The Sign-On Option will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreement and the Company’s insider trading policy.

Beginning January 1, 2023, and for each full calendar year during the term thereafter, Mr. Bridge will be eligible to participate in an annual cash incentive program adopted in writing and approved by the Compensation Committee (the “STIP”). Mr. Bridge’s target incentive under the STIP will equal 50% of his base salary and in no event will the STIP payment exceed 100% of his base salary. Any STIP payment and the amount of same will be based on the attainment of written quantitative and qualitative performance goals, including financial performance goals, established by the Compensation Committee in its sole discretion and in advance. In order to be eligible to receive the STIP, Mr. Bridge must be actively employed by the Company through the date the STIP is paid in order to earn and be eligible to receive the STIP.

Beginning January 1, 2024, and for each full calendar year during the term thereafter, Mr. Bridge will be eligible to receive grants of stock options, performance shares and other awards under the Stock Incentive Plan (the “Annual Equity Awards”). The amount of Annual Equity Awards, the mix of Annual Equity Awards, the vesting schedule and the other terms and conditions of the Annual Equity Awards will be established by the Compensation Committee in its sole discretion. The Annual Equity Awards will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreement, and the Company’s insider trading policy.

Pursuant to the Bridge Agreement, Mr. Bridge will be eligible to participate in the Company’s standard company benefit and vacation plans, as such plans may be amended, modified, or terminated by the Company from time to time, with or without notice, in accordance with the applicable benefit and vacation plan documents.

The Bridge Agreement may be terminated by the Board of Directors at any time during the term for any reason upon at least 30 calendar days’ prior written notice; provided that, the Board of Directors may terminate Mr. Bridge’s employment immediately for cause. Upon termination by the Company for any reason, the Company will pay Mr. Bridge his accrued but unpaid base salary through his date of termination and any accrued but unpaid reasonable business expenses through his date of termination (“Accured

Obligations”). If Mr. Bridge resigns from his employment with the Company for any reason, he will be deemed to immediately resign from all officerships, directorships, managerships and other positions he holds with the Company, the Subsidiary and their affiliates, and will only be entitled to the Accured Obligations. The Bridge Agreement will terminate immediately upon Mr. Bridge’s death or disability.

In the event Mr. Bridge’s full-time employment is terminated by the Board of Directors without cause or by Mr. Bridge for Good Reason (as defined in Exhibit A to the Bridge Agreement) prior to a Change of Control (as defined in Exhibit A to the Bridge Agreement) during the term, then, in addition to the Accrued Obligations, and subject to Mr. Bridge’s timely execution (and non-revocation) of the release required by the Bridge Agreement, Mr. Bridge will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of his then base salary plus one month of his then base salary for every completed year of service (to a maximum of 16 months); (ii) six times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by him immediately prior to his last day of employment; and (iii) the greater of (a) his average STIP paid in the two prior years and (b) 80% of the target annual STIP for the current fiscal year (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to Mr. Bridge in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of the release revocation period described below. In addition to the Base Severance Amount, Mr. Bridge will be entitled to receive a pro-rata STIP for the year in which his termination occurred, with such pro-rata STIP paid at the same time described above. In addition, Mr. Bridge will be eligible to exercise any vested portion of the Sign-On Option or other stock options granted to him by the Company which may have vested as at the date of termination by the Board of Directors without cause or by Mr. Bridge for Good Reason prior to a Change of Control of for a period of one year from such termination date.

Upon the closing of a transaction during the term that results in a Change of Control, and notwithstanding anything in the Stock Incentive Plan to the contrary, Mr. Bridge’s Sign-On Option and any other stock options awarded to him shall fully vest and become exercisable for a period of one year from the date of his termination.

In the event Mr. Bridge’s full-time employment is terminated by the Board of Directors without cause or by Mr. Bridge with Good Reason during the 12 month period following a Change of Control during the term, then, in addition to the Accrued Obligations, and subject to Mr. Bridge’s timely execution (and non-revocation) of the release required by the Bridge Agreement, Mr. Bridge will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of his then base salary; and (ii) six times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by Mr. Bridge immediately prior to his last day of employment (collectively, the “Enhanced Severance Amount”). The Enhanced Severance Amount will be paid to Mr. Bridge in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid following the expiration of the release revocation period described in the Bridge Agreement.

The Bridge Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Former Executive Employment Agreements

Kevin Pavlov

On October 1, 2020, our Board of Directors approved the entering into of an independent contractor agreement with Kevin Pavlov and ElectraMeccanica Automotive USA Inc. (the “Prior Pavlov Agreement”). On April 5, 2021 (the “Effective Date” therein), the Company and ElectraMeccanica USA, LLC entered into a new executive employment services agreement with Mr. Pavlov (the “Pavlov Agreement”) which superseded the Prior Pavlov Agreement.

The Pavlov Agreement commenced as of its Effective Date and will continue for a period of two years unless terminated in accordance with its terms. The Pavlov Agreement shall renew automatically if not specifically terminated by the Company notifying Mr. Pavlov in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Pavlov Agreement.

Pursuant to the terms of the Pavlov Agreement, Mr. Pavlov will continue to be employed as our COO; and now also as our CEO and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Pavlov Agreement) in a competent and efficient manner and in manner consistent with his obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Mr. Pavlov will not, directly or indirectly, anywhere in North America, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Mr. Pavlov may hold or become beneficially interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Mr. Pavlov a monthly base salary from the Effective Date of $26,000.00 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Mr. Pavlov based upon the performance of the Company and upon the achievement by Mr. Pavlov of reasonable management objectives. Mr. Pavlov will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) the use of a smartphone for Business purposes; and (c) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Mr. Pavlov’s duties.

The Company may grant Mr. Pavlov Options under its Stock Incentive Plan from time to time in its absolute discretion. Any Options will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of Options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Stock Incentive Plan as may be finally determined by the Board of Directors acting reasonably; (b) Mr. Pavlov in no event make any disposition of all or any portion of Options unless the requirements as provided in the Pavlov Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board of Directors approve each grant of Options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company has the right to and may terminate the Pavlov Agreement at any time for Just Cause (as defined therein). Following any such termination, the Company shall pay to Mr. Pavlov an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Pavlov up to the date of termination, and Mr. Pavlov shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company also has the right to terminate the Pavlov Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Mr. Pavlov specifying the effective date of termination. Mr. Pavlov may terminate the Pavlov Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Pavlov Agreement is terminated by the Company without Just Cause, or by Mr. Pavlov as a result of a Change of Control, the Company will have the obligation to: (a) pay Mr. Pavlov an amount equal to the Monthly Salary and Vacation payable to Mr. Pavlov up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Mr. Pavlov his annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay Mr. Pavlov a termination fee equal to 24 months’ Monthly Salary plus an additional one month’s Monthly Salary for each completed full year of employment with the Company from the Effective Date; (d) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Mr. Pavlov, continue each of Mr. Pavlov’s Benefits in full force and effect for a period of 12 months from the date of termination; (e) pay Mr. Pavlov an amount equal to the greater of (i) the average STIP (as defined therein) paid to Mr. Pavlov for the previous two years and (ii) 80% of Mr. Pavlov’s target annual STIP for the current fiscal year of the Company if Mr. Pavlov has been employed by the Company for less than two years at the date of termination; and (f) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Pavlov to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period (12 months from the date of termination; as defined therein).

The Company may terminate the Pavlov Agreement by notifying Mr. Pavlov in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Pavlov Agreement. In the event of such termination, the Company will be obligated to provide Mr. Pavlov with (a) through (f) noted immediately above, however, the Company will only pay Mr. Pavlov a termination fee equal to four months of Monthly Salary for each completed full year of employment with the Company commencing from the date of the Prior Pavlov Agreement and up to a total of 24 months of Monthly Salary.

Mr. Pavlov may terminate the Pavlov Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Pavlov Agreement is terminated by Mr. Pavlov’s resignation, the Company shall pay to Mr. Pavlov an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Pavlov up to the date of termination, and Mr. Pavlov shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Pavlov Agreement will automatically terminate upon the death of Mr. Pavlov and, upon such termination, the Company’s obligations under the Pavlov Agreement will immediately terminate other than the Company’s obligations to: (a) pay Mr. Pavlov’s estate an amount equal to the Monthly Salary and Vacation payable to Mr. Pavlov up to the date of termination; (b) pay Mr. Pavlov’s estate his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Pavlov’s estate to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

The Company may terminate the Pavlov Agreement at any time because of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Pavlov Agreement will immediately terminate other than the Company’s obligations to (a) pay Mr. Pavlov an amount equal to the Monthly Salary and Vacation payable to Mr. Pavlov up to the date of termination; (b) pay Mr. Pavlov his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) subject to provisions of any Company plans and arrangements under which Benefits are being provided to Mr. Pavlov, continue each of Mr. Pavlov’s Benefits in full force and effect for a period of 12 months from the date of termination; and (d) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Pavlov to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

Based on the independent report produced by GGA, on September 22, 2021, the Pavlov Agreement annual salary was amended to $450,000.00, which is paid on a monthly basis of $37,500, and Mr. Pavlov was awarded 230,939 RSUs which vest, as to one-third, at the end of each year during the RSU vesting period. On December 31, 2021, the Compensation Committee approved a cash bonus to Mr. Pavlov of $405,000.00 for fiscal 2021.

Based on the independent report produced by GGA, on April 1, 2022, the Pavlov Agreement annual salary was amended to $500,000.00, which is paid on a monthly basis of $41,667.

Mr. Pavlov resigned from all positions with the Company and its subsidiaries effective on December 5, 2022 (the “Resignation”). In connection with such Resignation, each of the Company and Mr. Pavlov entered into a termination and mutual release agreement, dated for reference December 2, 2022 but effective on December 5, 2022 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Pavlov received the following material compensation: (i) a one-time net (of employment taxes) cash payment of $438,939.51; (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of two years from the Effective Date; and (iii) the issuance of 168,470 common shares of the Company, at a deemed market value issuance price of $1.11 per common share, representing the net (of employment taxes) issuance to Mr. Pavlov of his then fully vested RSUs in the Company.

Joseph Mitchell

On March 12, 2022, our Board of Directors approved the entering into of an executive employment services agreement with Joseph Mitchell and ElectraMeccanica Automotive USA Inc (the “Mitchell Agreement”), dated for reference effective on April 1, 2022 (the “Effective Date”), which superseded the Company’s prior agreement with Mr. Mitchell.

The Mitchell Agreement commenced as of its Effective Date and will continue for a period of two years unless terminated in accordance with its terms. The Mitchell Agreement shall renew automatically if not specifically terminated by the Company notifying Mr. Mitchell in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Mitchell Agreement.

Pursuant to the terms of the Mitchell Agreement, Mr. Pavlov will be employed as our COO and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Mitchell Agreement) in a competent and efficient manner and in manner consistent with his obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Mr. Mitchell will not, directly or indirectly, anywhere in North America, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Mr. Mitchell may hold or become beneficially interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Mr. Mitchell a monthly base salary from the Effective Date of $31,250.00 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Mr. Mitchell based upon the performance of the Company and upon the achievement by Mr. Mitchell of reasonable management objectives. Mr. Mitchell will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) the use of a smartphone for Business purposes; and (c) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Mr. Mitchell’s duties.

The Company may grant Mr. Mitchell Options under its Stock Incentive Plan from time to time in its absolute discretion, and shall, on or about Effective Date, grant Mr. Mitchell an initial Option to purchase up to 500,000 Common Shares, and vesting as to an initial one-third of the Option on the grant date with the balance at the end of each month during the term of the Mitchell Agreement. Any Options will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of Options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Stock Incentive Plan as may be finally determined by the Board of Directors acting reasonably; (b) Mr. Mitchell in no event make any disposition of all or any portion of Options unless the requirements as provided in the Mitchell Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board of Directors approve each grant of Options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company also has the right to terminate the Mitchell Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Mr. Mitchell specifying the effective date of termination. Mr. Mitchell may terminate the Mitchell Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Mitchell Agreement is terminated by the Company without Just Cause, or by Mr. Mitchell as a result of a Change of Control, the Company will have the obligation to: (a) pay Mr. Mitchell an amount equal to the Monthly Salary and Vacation payable to Mr. Mitchell up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Mr. Mitchell his annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay Mr. Mitchell a termination fee equal to 24 months’ Monthly Salary plus an additional one month’s Monthly Salary for each completed full year of employment with the Company from the Effective Date; (d) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Mr. Mitchell, continue each of Mr. Mitchell’s Benefits in full force and effect for a period of 12 months from the date of termination; (e) pay Mr. Mitchell an amount equal to the greater of (i) the average STIP (as defined therein) paid to Mr. Mitchell for the previous two years and (ii) 80% of Mr. Mitchell’s target annual STIP for the current fiscal year of the Company if Mr. Mitchell has been employed by the Company for less than two years at the date of termination; and (f) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Mitchell to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period (12 months from the date of termination; as defined therein).

The Company may terminate the Mitchell Agreement by notifying Mr. Mitchell in writing at least 30 calendar days prior to the end of the term of its intent to not renew the Mitchell Agreement. In the event of such termination, the Company will be obligated to provide Mr. Mitchell with (a) through (f) noted immediately above, however, the Company will only pay Mr. Mitchell a termination fee equal to four months of Monthly Salary for each completed full year of employment with the Company commencing from the Effective Date and up to a total of 24 months of Monthly Salary.

Mr. Mitchell may terminate the Mitchell Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Mitchell Agreement is terminated by Mr. Mitchell’s resignation, the Company shall pay to Mr. Mitchell an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Mitchell up to the date of termination, and Mr. Mitchell shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Mitchell Agreement will automatically terminate upon the death of Mr. Mitchell and, upon such termination, the Company’s obligations under the Mitchell Agreement will immediately terminate other than the Company’s obligations to: (a) pay Mr. Mitchell’s estate an amount equal to the Monthly Salary and Vacation payable to Mr. Mitchell up to the date of termination; (b) pay Mr. Mitchell’s estate his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Mitchell’s estate to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

The Company may terminate the Mitchell Agreement at any time because of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Mitchell Agreement will immediately terminate other than the Company’s obligations to (a) pay Mr. Mitchell an amount equal to the Monthly Salary and Vacation payable to Mr. Mitchell up to the date of termination; (b) pay Mr. Mitchell his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) subject to provisions of any Company plans and arrangements under which Benefits are being provided to Mr. Mitchell, continue each of Mr. Mitchell’s Benefits in full force and effect for a period of 12 months from the date of termination; and (d) subject to the Company’s Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Mitchell to exercise any unexercised and fully vested Options at any time during the Termination Option Exercise Period from the date of termination.

Mr. Mitchell resigned from his position with the Company effective on November 22, 2022 (the “Resignation”). In connection with such Resignation, each of the Company and Mr. Mitchell entered into a termination and mutual release agreement, dated for reference November 22, 2022 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Mitchell received net (of employment taxes) cash payments totaling $316,560.88.

Bal Bhullar

On January 15, 2019, our Board of Directors approved the entering into of a consulting agreement with BKB Management Ltd., a company under the control and direction of Bal Bhullar, our Chief Financial Officer (the “Consulting Agreement”), which is dated for reference effective on January 1, 2019, and which superseded our Company’s prior offer letter with Ms. Bhullar, dated October 19, 2018. On December 19, 2019, the Company entered into a new executive employment agreement with Ms. Bhullar (the “Bhullar Agreement”) which is effective January 1, 2020 (the “Effective Date” therein), and which superseded the Consulting Agreement.

The Bhullar Agreement commenced as of its Effective Date and will continue for a period of three years unless terminated in accordance with its terms. The Bhullar Agreement shall renew automatically if not specifically terminated by the Company notifying Ms. Bhullar in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Bhullar Agreement.

Pursuant to the terms of the Bhullar Agreement, Ms. Bhullar will continue to be employed as our Chief Financial Officer and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Bhullar Agreement) in a competent and efficient manner and in manner consistent with her obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Ms. Bhullar will not, directly or indirectly, anywhere in North America, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Ms. Bhullar may hold or become beneficially interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Ms. Bhullar a monthly base salary from the Effective Date of CAD$23,333.33 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Ms. Bhullar based upon the performance of the Company and upon the achievement by Ms. Bhullar of reasonable management objectives. Ms. Bhullar will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) an automobile expense allowance of CAD$300.00 per month; (c) professional dues necessary to maintain Ms. Bhullar’s professional designation; and (d) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Ms. Bhullar’s duties.

The Company may grant Ms. Bhullar stock options under its Stock Option Plan (as defined therein) from time to time in its absolute discretion. Any stock options granted will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of stock options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Stock Option Plan as may be finally determined by the Board of Directors acting reasonably; (b) Ms. Bhullar in no event make any disposition of all or any portion of stock options unless the requirements as provided in the Bhullar Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board of Directors approve each grant of stock options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company has the right to and may terminate the Bhullar Agreement at any time for Just Cause (as defined therein). Following any such termination, the Company shall pay to Ms. Bhullar an amount equal to the Monthly Salary and Vacation pay earned and payable to Ms. Bhullar up to the date of termination, and Ms. Bhullar shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company also has the right to terminate the Bhullar Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Ms. Bhullar specifying the effective date of termination. Ms. Bhullar may terminate the Bhullar Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Bhullar Agreement is terminated by the Company without Just Cause, or by Ms. Bhullar as a result of a Change of Control, the Company will have the obligation to: (a) pay Ms. Bhullar an amount equal to the Monthly Salary and Vacation payable to Ms. Bhullar up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Ms. Bhullar her annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay to Ms. Bhullar a termination fee equal to 24 months’ Monthly Salary for each completed year of employment with the Company; (d) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Ms. Bhullar, continue each of Ms. Bhullar’s Benefits in full force and effect for a period of 12 months from the date of termination; (e) pay Ms. Bhullar an amount equal to the greater of (i) the average STIP (as defined therein) paid to Ms. Bhullar for the previous two years and (ii) 80% of Ms. Bhullar’s target annual STIP for the current fiscal year of the Company if Ms. Bhullar has been employed by the Company for less than two years at the date of termination; and (f) subject to the Company’s Stock Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Bhullar to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period (as defined therein).

The Company may terminate the Bhullar Agreement by notifying Ms. Bhullar in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Bhullar Agreement. In the event of such termination, the Company will be obligated to provide Ms. Bhullar with (a) through (f) noted immediately above, however, the Company will only pay Ms. Bhullar severance equal to four months of Monthly Salary for each completed full year of employment with the Company.

Ms. Bhullar may terminate the Bhullar Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Bhullar Agreement is terminated by Ms. Bhullar’s resignation, the Company shall pay to Ms. Bhullar an amount equal to the Monthly Salary and Vacation pay earned and payable to Ms. Bhullar up to the date of termination, and Ms. Bhullar shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Bhullar Agreement will automatically terminate upon the death of Ms. Bhullar and, upon such termination, the Company’s obligations under the Bhullar Agreement will immediately terminate other than the Company’s obligations to: (a) pay Ms. Bhullar’s estate an amount equal to the Monthly Salary and Vacation payable to Ms. Bhullar up to the date of termination; (b) pay Ms. Bhullar’s estate her annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Stock Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Bhullar’s estate to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period from the date of termination.

The Company may terminate the Bhullar Agreement at any time because of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Bhullar Agreement will immediately terminate other than the Company’s obligations to (a) pay Ms. Bhullar an amount equal to the Monthly Salary and Vacation payable to Ms. Bhullar up to the date of termination; (b) pay Ms. Bhullar her annual performance Bonus entitlements calculated pro rata for the period up to the Date of Termination based on the achievement of the objectives to such date; (c) subject to provisions of any

Company plans and arrangements under which Benefits are being provided to Ms. Bhullar, continue each of Ms. Bhullar’s Benefits in full force and effect for a period of 12 months from the date of termination; and (d) subject to the Company’s Stock Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Bhullar to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period from the date of termination.

Based on recommendations provided to the Compensation Committee from GGA, on September 22, 2021 the Bhullar Agreement annual salary was amended to US$365,000, which is paid on a monthly basis of CAD$39,845.83,  and Ms. Bhullar was awarded 96,335 RSUs which vest as to on-third at the end of each year during the RSU vesting period. On December 31, 2021, the Compensation Committee approved a cash bonus to Ms. Bhullar of CAD$182,792.00 for fiscal 2021.

Ms. Bhullar formally resigned from all positions with the Company and its subsidiaries effective on December 31, 2022 (the “Resignation”). In connection with such Resignation, each of the Company and Ms. Bhullar had entered into a termination and mutual release agreement, dated for reference July 27, 2022 but effective on December 31, 2022 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Ms. Bhullar received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$437,358.41; (ii) the immediate vesting, where not otherwise vested, of her then existing Options in and to Company, together with the right to exercise the same for a period of two years from the Effective Date; (iii) the issuance of 91,242 common shares of the Company, at a deemed market value issuance price of $1.37 per common share, representing the net (of employment taxes) issuance to Ms. Bhullar of her then fully vested RSUs in the Company; and (iv) confirmation that all of her then group benefits in the Company would continue for a period of 12 months from the Effective Date.

Dean Anthony (Tony) Dent

On May 22, 2022, ElectraMeccanica Automotive USA Inc. (the “Subsidiary”) entered into an employment agreement with Dean Anthony (Tony) Dent (the “Dent Agreement”) with effect on August 15, 2022 (the “Effective Date”).

The Dent Agreement does not contain a set period of employment and is at will and may be terminated by ether party at any time, with or without advance notice, for any lawful reason or for no reason, with or without cause.

Pursuant to the Dent Agreement, Mr. Dent will be employed in the position of General Counsel and shall work on a full-time basis starting on the Effective Date. Mr. Dent shall perform such duties as are usually associated with the position of General Counsel, as clarified in Exhibit B to the Dent Agreement, which shall not be an all-inclusive list of Mr. Dent’s responsibilities, and other duties as may be assigned to Mr. Dent from time to time by the CEO and the Subsidiary.

The Subsidiary shall pay Mr. Dent a salary of $295,000 per year, which is payable to Mr. Dent on the Subsidiary’s regular paydays, in equal installments, less the usual, customary, and lawful deductions. The Subsidiary agreed to pay Mr. Dent a signing bonus of $40,000 less required deductions and Mr. Dent agreed that if he voluntarily resigns or is terminated for cause before August 15, 2024, he will be required to repay the full amount of the signing bonus to the Subsidiary. After completing three months of employment, Mr. Dent is eligible to participate in the Company’s Stock Incentive Plan and, if approved by the Board of Directors, Mr. Dent will be eligible to receive a grant of up to 100,000 Options. Mr. Dent will be eligible to participate in the Subsidiary’s extended health and benefits program beginning on the first day of the month following the Effective Date. Mr. Dent will be eligible to earn paid vacation in the amount of four weeks per year, which shall accrue in accordance with the Subsidiary’s paid vacation policy.

The Subsidiary agrees to reimburse Mr. Dent for up to $30,000 in costs associated with relocating to Arizona upon submission of documentation within 30 days of the date that the relocation expense was incurred. In addition, the Subsidiary will reimburse Mr. Dent for a portion of his cellular phone statement in the amount of $50 per month and upon receipt of prior written approval from the Subsidiary. Mr. Dent may be reimbursed for reasonable, business-related expenses.

In the event Mr. Dent’s employment is terminated without cause or as a result of a Change of Control (as defined in the Dent Agreement), Mr. Dent will be entitled to a payment equal to three months’ salary for every completed year of employment up to a maximum total payment of six months’ salary in return for a signed release as set forth in the Dent Agreement. In the event of Mr. Dent’s death during the term of the Dent Agreement, the Dent Agreement shall immediately terminate, and the Subsidiary shall be obligations to pay any compensation earned but not paid to Mr. Dent’s legal representatives.

The Dent Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Mr. Dent resigned from all positions with the Company effective on February 3, 2023.

Isaac Moss

On January 15, 2019, our Board of Directors approved the entering into of an independent contractor agreement with Isaac (the “Prior Moss Agreement”), which is dated for reference effective on January 1, 2019, and which superseded our Company’s prior agreement with Mr. Moss, dated December 1, 2017 (the “Commencement Date”), which had been amended in August of 2018. On July 1, 2020, our Board of Directors approved the entering into of a new executive employment agreement with Mr. Moss (the “Moss Agreement”) which is effective July 1, 2020 (the “Effective Date” therein), and which superseded the Prior Moss Agreement.

The Moss Agreement commenced as of its Effective Date and will continue for a period of two years unless terminated in accordance with its terms. The Moss Agreement shall renew automatically if not specifically terminated by the Company notifying Mr. Moss in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Moss Agreement.

Pursuant to the terms of the Moss Agreement, Mr. Moss will continue to be employed as our Chief Administrative Officer and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Moss Agreement) in a competent and efficient manner and in manner consistent with his obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Mr. Moss will not, directly or indirectly, anywhere in North America, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Mr. Moss may hold or become beneficially interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Mr. Moss a monthly base salary from the Effective Date of CAD$23,333.33 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Mr. Moss based upon the performance of the Company and upon the achievement by Mr. Moss of reasonable management objectives. Mr. Moss will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) the use of a smartphone for Business purposes; and (c) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Mr. Moss’s duties.

The Company may grant Mr. Moss stock options under its Option Plan (as defined therein) from time to time in its absolute discretion. Any stock options granted will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of stock options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Option Plan as may be finally determined by the Board of Directors acting reasonably; (b) Mr. Moss in no event make any disposition of all or any portion of stock options unless the requirements as provided in the Moss Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board of Directors approve each grant of stock options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company has the right to and may terminate the Moss Agreement at any time for Just Cause (as defined therein). Following any such termination, the Company shall pay to Mr. Moss an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Moss up to the date of termination, and Mr. Moss shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company also has the right to terminate the Moss Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Mr. Moss specifying the effective date of termination. Mr. Moss may terminate the Moss Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Moss Agreement is terminated by the Company without Just Cause, or by Mr. Moss as a result of a Change of Control, the Company will have the obligation to: (a) pay Mr. Moss an amount equal to the Monthly Salary and Vacation payable to Mr. Moss up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Mr. Moss his annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) to pay Mr. Moss a termination fee equal to 24 months’ Monthly Salary for each completed year of employment with the Company from the Commencement Date; (d) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Mr. Moss, continue each of Mr. Moss’s Benefits in full force and effect for a period of 12 months from the date of termination; (e) the Company shall pay Mr. Moss an amount equal to the greater of (i) the average STIP (as defined therein) paid to Mr. Moss for the previous two years and (ii) 80% of Mr. Moss’s target annual STIP for the current fiscal year of the Company if Mr. Moss has been employed by the Company for less than two years at the date of termination; and (f) subject to the Company’s Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Moss to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period (as defined therein).

The Company may terminate the Moss Agreement by notifying Mr. Moss in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Moss Agreement. In the event of such termination, the Company will be obligated to provide Mr. Moss with (a) through (f) noted immediately above, however, the Company will only pay Mr. Moss severance equal to four months of Monthly Salary for each completed full year of employment with the Company commencing from the date of the Prior Moss Agreement and up to a total of 24 months of Monthly Salary.

Mr. Moss may terminate the Moss Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Moss Agreement is terminated by Mr. Moss’s resignation, the Company shall pay to Mr. Moss an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Moss up to the date of termination, and Mr. Moss shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Moss Agreement will automatically terminate upon the death of Mr. Moss and, upon such termination, the Company’s obligations under the Moss Agreement will immediately terminate other than the Company’s obligations to: (a) pay Mr. Moss’s estate an amount equal to the Monthly Salary and Vacation payable to Mr. Moss up to the date of termination; (b) pay Mr. Moss’s estate his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Moss’s estate to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period from the date of termination.

The Company may terminate the Moss Agreement at any time because of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Moss Agreement will immediately terminate other than the Company’s obligations to (a) pay Mr. Moss an amount equal to the Monthly Salary and Vacation payable to Mr. Moss up to the date of termination; (b) pay Mr. Moss his annual performance Bonus entitlements calculated pro rata for the period up to the Date of Termination based on the achievement of the objectives to such date; (c) subject to provisions of any Company plans and arrangements under which Benefits are being provided to Mr. Moss, continue each of Mr. Moss’s Benefits in full force and effect for a period of 12 months from the date of termination; and (d) subject to the Company’s Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Moss to exercise any unexercised and fully vested stock options at any time during the Termination Option Exercise Period from the date of termination.

Based on recommendations provided to the Compensation Committee from GGA, on September 22, 2021 the Moss Agreement annual salary was amended to US$300,000, which is paid on a monthly basis of CAD$32,750 and Mr. Moss was awarded 61,584 RSUs which vest as to on-third at the end of each year during the RSU vesting period. On December 31, 2021, the Compensation Committee approved a cash bonus to Mr. Moss of CAD$244,140.00 for fiscal 2021.

Mr. Moss formally resigned from all positions with the Company effective on September 22, 2022 (the “Resignation”). In connection with such Resignation, each of the Company and Mr. Moss had entered into a termination and mutual release agreement, dated for reference September 22, 2022 but effective on October 31, 2022 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Moss received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$423,007.27; and (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of two and one-half years from the Effective Date.

Henry Reisner

On January 15, 2019, our Board of Directors approved the entering into of an executive employment agreement with Henry Reisner, which is dated for reference effective on January 1, 2019, and which then superseded our Company’s prior agreement with Mr. Reisner, dated July 1, 2016, which had been amended in August of 2018. On January 1, 2020 (the “Effective Date” therein), the Company entered into a new executive employment services agreement with Henry Reisner (the “Reisner Agreement”) which superseded the January 15, 2019 executive employment agreement with Mr. Reisner.

The Reisner Agreement commenced as of its Effective Date and will continue for a period of three years unless terminated in accordance with its terms. The Company may notify Mr. Reisner in writing at least 30 calendar days prior to the end of the term of its intent to renew the Reisner Agreement, any such renewal being on the same terms and conditions as provided in the Reisner Agreement. Pursuant to the terms of the Reisner Agreement, Mr. Reisner will continue to be employed as our Chief Operating Officer and President and will: (a) devote reasonable efforts and attentions to the business and affairs of the Company; (b) perform the Services (as defined in the Reisner Agreement) in a competent and efficient manner and in manner consistent with his obligations to the Company and in compliance with all the Company policies; and (c) promote the interests and goodwill of the Company. Mr. Reisner will not, directly or indirectly, anywhere in Canada or the United States, either individually or in partnership, jointly or in conjunction with any person, firm, association, syndicate, company, whether as agent, shareholder, employee, consultant, or in any manner whatsoever, engage in any business the same or similar to or in competition with that of the Company’s Business (as defined therein). However, Mr. Reisner may hold or become beneficially interest in up to 1% of any class of securities in any company provided that such class of securities are listed on a recognized stock exchange in Canada or the United States.

The Company will pay Mr. Reisner a monthly base salary from the Effective Date of CAD$18,333.34 (the “Monthly Salary”). The Monthly Salary is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, may consider the payment of a reasonable industry standard bonus to Mr. Reisner based upon the performance of the Company and upon the achievement by Mr. Reisner of reasonable management objectives. Mr. Reisner will be eligible to receive a one-time lump sum payment of CAD$25,000.00 by delivering on the Company’s objective of having the Generation 3 SOLO begin production by May 15, 2020. Mr. Reisner will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health, and life insurance; and (b) no less than five weeks paid vacation per calendar year (the “Vacation”), such Vacation to extend for such periods and to be taken at such intervals as shall be appropriate and consistent with the proper performance of Mr. Reisner’s duties.

The Company may grant Mr. Reisner stock options under its Stock Option Plan (as defined therein) from time to time in its absolute discretion. Any stock options granted will be in accordance with provisions, and including, but not limited to, the following: (a) the exercise of stock options shall be subject to, at all times, to such vesting and resale provisions as may then be contained in the Company’s Stock Option Plan as may be finally determined by the Board of Directors acting reasonably; (b) Mr. Reisner in no event make any disposition of all or any portion of stock options unless the requirements as provided in the Reisner Agreement have been satisfied; and (c) the Company shall have an independent committee of the Board approve each grant of stock options and, if required, by the applicable regulatory authorities and the shareholders of the Company.

The Company has the right to and may terminate the Reisner Agreement at any time for Just Cause (as defined therein). Following any such termination, the Company shall pay to Mr. Reisner an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Reisner up to the date of termination, and Mr. Reisner shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company also has the right to terminate the Reisner Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Mr. Reisner specifying the effective date of termination. Mr. Reisner may terminate the Reisner Agreement at any time in connection with a Change of Control (as defined therein) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Reisner Agreement is terminated by the Company without Just Cause, or by Mr. Reisner as a result of a Change of Control, the Company will have the obligation to: (a) pay Mr. Reisner an amount equal to the Monthly Salary and Vacation payable to Mr. Reisner up to the date of termination, together with any Vacation pay required to comply with applicable employment standards legislation; (b) pay Mr. Reisner his annual performance Bonus entitlements (as defined therein) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay a termination fee equal to 12 months’ Monthly Salary plus an additional one month’s Monthly Salary for each completed full year of employment with the Company; and (d) subject to the Company’s Stock Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Reisner to exercise any unexercised and fully vested stock options at any time during three months from the date of termination.

Mr. Reisner may terminate the Reisner Agreement at any time by providing written notice of resignation to the Board of Directors specifying the date of termination (such date being not less than three months after the date of notice). In the event the Reisner Agreement is terminated by Mr. Reisner’s resignation, the Company shall pay to Mr. Reisner an amount equal to the Monthly Salary and Vacation pay earned and payable to Mr. Reisner up to the date of termination, and Mr. Reisner shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Reisner Agreement will automatically terminate upon the death of Mr. Reisner and, upon such termination, the Company’s obligations under the Reisner Agreement will immediately terminate other than the Company’s obligations to: (a) pay Mr. Reisner’s estate an amount equal to the Monthly Salary and Vacation payable to Mr. Reisner up to the date of termination; (b) pay Mr. Reisner’s estate his annual performance Bonus (entitlements) calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Company’s Stock Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Reisner’s estate to exercise any unexercised and fully vested stock options at any time during three months from the date of termination.

The Company may terminate the Reisner Agreement at any time as a result of Total Disability (as defined therein) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Reisner Agreement will immediately terminate other than the Company’s obligations to (a) pay Mr. Reisner’s an amount equal to the Monthly Salary and Vacation payable to Mr. Reisner up to the date of termination; (b) pay Mr. Reisner his annual performance Bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) subject to provisions of any Company plans and arrangements under which Benefits (as defined therein) are being provided to Mr. Reisner, continue each of Mr. Reisner’s Benefits in full force and effect for a period of six months from the date of termination; and (d) subject to the Company’s Stock Option Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Reisner to exercise any unexercised and fully vested stock options at any time during three months from the date of termination.

Based on recommendations provided to the Compensation Committee from GGA, on September 22, 2021 the Reisner Agreement annual salary was amended to US$300,000, which is paid on a monthly basis of CAD$32,750, and Mr. Reisner was awarded 61,584 RSUs which vest as to on-third at the end of each year during the RSU vesting period. On January 26, 2022, Mr. Reisner retired from the Company and the Reisner Agreement was terminated by mutual agreement.

Mr. Reisner retired and formally resigned from all positions with the Company effective on January 26, 2022 (the “Resignation”). In connection with such Resignation, each of the Company and Mr. Reisner had entered into a termination and mutual release agreement, dated for reference January 26, 2022 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Reisner received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$333,552.36; (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of 12 months from the Effective Date; (iii) the issuance of 38,682 common shares of the Company, representing the net (of employment taxes) issuance to Mr. Reisner of his then fully vested RSUs in the Company; and (iv) confirmation that all of his then group benefits in the Company would continue for a period of 12 months from the Effective Date.

Michael Paul Rivera

On May 17, 2019, the Company entered into an employment agreement with Michael Paul Rivera (the “Rivera Agreement”), which is dated for reference effective August 12, 2019. Effective on January 1, 2020 (the “Effective Date” therein), with an execution date of February 26, 2020, Mr. Rivera and the Company entered into an amending agreement to the Rivera Agreement (the “Amended Rivera Agreement”).

In accordance with the Amended Rivera Agreement, the Rivera Agreement commenced on the Effective Date and continues until the third anniversary of the Effective Date, unless terminated earlier, provided that upon the third anniversary date the Rivera Agreement shall be deemed to be automatically extended upon the same terms and conditions. Either party may provide 60 days prior written notice of its intention not to extend the term. Pursuant to the terms of the Rivera Agreement, Mr. Rivera will be employed as the Chief Executive Officer and report to the Board of Directors of the Company (the “Board of Directors”), and shall have the duties, authority and responsibilities as shall be determined by the Board of Directors from time to time. Mr. Rivera will devote substantially all of his business time and attention to the performance of his duties under the Rivera Agreement and will not engage in any business, profession or occupation for compensation or otherwise which would conflict or interfere with the performance of such services either directly or indirectly without consent of the majority of the Board of Directors. During the term of his employment Mr. Rivera will not engage in any Prohibited Activity (as defined in the Rivera Agreement), provided, however, that Mr. Rivera shall be permitted to purchase and own less than 5% of the publicly traded securities of any corporation if such ownership represents a passive investment and Mr. Rivera is not a controlling person of, or a member of a group that controls, such corporation.

Under the Rivera Agreement the Company will pay Mr. Rivera an annual base salary of $300,000.00 (the “Base Salary”) in periodic installments in accordance with the Company’s customary payroll practices. Mr. Rivera’s Base Salary is subject to increase based on periodic reviews at the discretion of the Board of Directors. Mr. Rivera shall be eligible to receive an annual bonus of not less than $150,000 for fiscal 2020, which will paid by at the sole and absolute discretion of the Compensation Committee. Mr. Rivera will be entitled to participate in all benefit plans, practices and programs maintained by the Company, as in effect from time to time, and including, but not limited to, the following: (a) reimbursements for payments to participate in one U.S. health insurance plan and one U.S. dental plan; and (b) no less than 25 paid vacation during each full fiscal year of Mr. Rivera’s employment (pro-rated for any partial year of employment).

The Rivera Agreement may be terminated upon either party’s failure to renew the Rivera Agreement, by the Company for Cause (as defined therein) or by the Employee without Good Reason (as defined therein). Following any such termination, the Company will have no further obligations under the Rivera Agreement other than the Company’s obligations to, within two weeks following a termination date, provide Mr. Rivera with: (a) any accrued but unpaid Base Salary and accrued but unused vacation; (b) reimbursements for unreimbursed business expenses that are reimbursable in accordance with the Company’s expense reimbursement policy; and (c) employee benefits, if any, to which Mr. Rivera may be entitled to under the Company’s employee benefit plans as of the date of termination.

The Company also has the right to terminate the Rivera Agreement without Cause and Mr. Rivera has the right to terminate the Rivera Agreement for Good Reason. In the event of such termination, Mr. Rivera shall be entitled to receive: (a) all Accrued Amounts (as defined therein); (b) severance pay in equal installments, which are in the aggregate equal to the sum of Mr. Rivera’s Base Salary and Target Bonus (as defined therein) for two years from the date of termination of the Rivera Agreement; (c) the Company shall reimburse Mr. Rivera for up to $1,800.00 of the monthly U.S. health insurance premium paid by Mr. Rivera; and (d) the Company shall pay Mr. Rivera an amount equal to the greater of (i) the average STIP (as defined therein) paid to Mr. Rivera for the previous two years and (ii) 80% of Mr. Rivera’s target annual STIP for the current fiscal year of the Company if Mr. Rivera has been employed by the Company for less than two years at the date of termination.

The Rivera Agreement will automatically terminate upon the death of Mr. Rivera and the Company may terminate the Rivera Agreement on account of Mr. Rivera’s Disability (as therein defined). In the event of such termination, Mr. Rivera (or his estate or beneficiaries, as the case may be) shall be entitled to receive the Accrued Amounts. Notwithstanding any provision of the Rivera Agreement, all payments made in connection with Mr. Rivera’s Disability will be provided in a manner consistent with state and federal law.

Effective on January 1, 2020, Mr. Rivera and the Company agreed to amend the Rivera Agreement and entered into the Amended Rivera Agreement. Pursuant to the Amended Rivera Agreement, Mr. Rivera will be eligible to participate in any STIP or LTIP (each as defined therein) introduced by the Company from time to time and the terms of such participation shall be determined by the Board of Directors. Mr. Rivera will also be entitled to five weeks’ paid vacation per calendar year (pro-rated for partial years) in accordance with the Company’s vacation policies as in effect from time to time.

The Amended Rivera Agreement also provides that Mr. Rivera may provide notice to the Company of any Change In Control of the Company (as defined therein) by providing not less than 45 calendar days’ notice in writing to the Company after the Change In Control has been effected; provided, however, that the Company will be entitled to carefully review and object to any said Change In Control designation by the Executive within 15 calendar days of said notice; the final determination of which, upon dispute, if any, to be determined by arbitration under California law in Los Angeles, California. Unless otherwise determined by mutual agreement of the parties or by arbitration as provided for therein, within 60 days of the completion of the Change In Control the Company shall be obligated to pay Mr. Rivera a one-time fee in cash in the amount of $3,000,000 whether the Rivera Agreement is otherwise terminated or otherwise at the time of the completion of the Change In Control.

In January 2020, Mr. Rivera received a $38,904 bonus payment for fiscal 2019. Based on certain recommendations provided to the Compensation Committee by GGA, on July 20, 2020, the Rivera Agreement annual Base Salary was amended to $370,000 and Mr. Rivera was awarded 209,302 RSUs which vest as to on- third at the end of each year during the RSU vesting period. On November 26, 2020, the Compensation Committee approved a cash bonus to Mr. Rivera of $277,500 for fiscal 2020.

Mr. Rivera formally resigned from all positions with the Company and its subsidiaries effective on September 22, 2021 (the “Resignation”). In connection with such Resignation, each of the Company and Mr. Rivera had entered into a termination and mutual release agreement, dated for reference September 22, 2021 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Rivera received the following material compensation: (i) a one-time net (of employment taxes) cash payment of $1,022,065.11; and (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of two years from the Effective Date.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets out information on the incentive plan awards held by Named Executive Officers and/or directors as at December 31, 2022:

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity			Number	Market	Number of	Value of
			Incentive			of	Value of	Unearned	Unearned
			Plan			Shares or	Shares or	Shares,	Shares,
			Awards:			Units of	Units of	Units or	Units or
	Number of	Number of	Number of			Stock	Stock	Other	Other
	Securities	Securities	Securities			That	That	Rights	Rights
	Underlying	Underlying	Underlying	Option		Have	Have	That	That
	Unexer-	Unexer- cised	Unexer- cised	Exercise	Option	Not	Not	Have Not	Have Not
	cised Options	Options	Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#) (exercise- able)	(#) (unexer- ciseable)	Options (#)	($)	Date	(#)	($)	($)	($)
Susan Docherty(1)	Nil	3,750,000	Nil	1.11	12/05/2029	1,875,000	1,875,000	1,875,000	600,000
Mark Orsmond(2)	222,223	277,777	Nil	1.50	08/22/2029	Nil	Nil	Nil	Nil
Kim Brink(3)	351,391	198,609	Nil	1.91	01/26/2029	Nil	Nil	Nil	Nil
Kevin Pavlov(4)	1,500,000	Nil	Nil	4.15	12/05/2024
	50,000	Nil	Nil	3.77	12/05/2024	Nil	Nil	Nil	Nil
Bal Bhullar(5)	1,100,000	Nil	Nil	1.91	07/27/2024	Nil	Nil	Nil	Nil
	400,000	Nil	Nil	3.40	07/27/2024
Dean Anthony Dent(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joseph Mitchell(7)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Isaac Moss(8)	750,000		Nil	1.91	04/30/2025	Nil	Nil	Nil	Nil
	250,000	Nil	Nil	3.40	04/30/2025
Henry Reisner(9)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1)	Ms. Docherty was appointed as Chief Executive Officer and interim Chief Operating Officer of our Company on December 5, 2022 and then appointed a director on December 19, 2022
(2)	Mr. Orsmond was appointed as Chief Financial Officer of our Company on August 22, 2022.
(3)	Ms. Brink was appointed as Chief Revenue Officer of our Company on January 24, 2022.
(4)	Mr. Pavlov was appointed as Chief Operating Officer of our Company on May 1, 2021 and then appointed the Chief Executive Officer and director of our Company on September 21, 2021. He was appointed President of our Company on January 27, 2022. Mr. Pavlov resigned from all positions with the Company on December 5, 2022.
(5)	Ms. Bhullar was appointed as Chief Financial Officer of our Company on November 19, 2018, and as a director of our Company on December 6, 2019. Ms. Bhullar resigned as Chief Financial Officer and a director and was appointed Chief Compliance Officer of our Company on August 22, 2022, and Ms. Bhullar resigned from her position with the Company on December 31, 2022.
(6)	Mr. Dent was appointed General Counsel on August 15, 2022 and then appointed Corporate Secretary on September 22, 2022. Mr. Dent resigned from all positions with the Company on February 3, 2023.
(7)	Mr. Mitchell was appointed as Chief Operating Officer of our Company on April 1, 2022 and resigned from the Company on November 22, 2022.
(8)	Mr. Moss was appointed Chief Administrative Officer and Corporate Secretary of our Company on May 15, 2018. Mr. Moss resigned from his positions with the Company on September 22, 2022.

(9)	Mr. Reisner was appointed as President and Chief Operating Officer of our Company on May 15, 2018 and then, on May 1, 2021, Mr. Reisner’s position was changed to Executive Vice-President. Mr. Reisner retired from his positions with the Company on January 27, 2022.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Director Compensation Structure Overview

The Board’s total compensation consists of a retainer (which differs between the Board Chair, Vice Chair and members) and a DSU grant. There are additional cash payments for the chair of a committee and committee member.

Process for Determining Director Compensation

The below chart outlines the process and timeline of the Compensation Committee’s process for determining independent director compensation. For the below chart we will demonstrate the exercise for setting the 2022 compensation.

Process for Setting Executive Compensation
Timeline	Task	Desired Outcome	Individuals Involved
End of Q3 2021	Commence annual kick-off compensation review by discussing potential Peer Benchmarking Group	Provide clear direction to Independent Compensation Consultant on the type of Peer Companies to use for Benchmarking	Compensation Chair CEO HR Independent Compensation Consultant
Start of Q4 2021	Review proposed Peer Benchmarking Group	Finalize proposed list of Peer Benchmarking Group	Compensation Chair CEO HR Independent Compensation Consultant
Q4 2021 Compensation Meeting	Approve proposed Peer Benchmarking Group	Discuss, review, and approve the proposed Peer Benchmarking Group	Compensation Committee Legal (conducting meeting minutes) HR Independent Compensation Consultant (for presentation and walk through of information for the Committee)
Q4 2021 Board Meeting	Approve proposed Peer Benchmarking Group	Review and approve compensation committee recommendation.	Board of Directors Legal (conducting meeting minutes)
Q1 2022	Receive proposed from Peer Benchmarking Group	Independent Compensation Consultant delivers a proposed compensation report for NEO compensation.	Compensation Chair CEO HR Independent Compensation Consultant
Q1 2022 Compensation Committee	Approve proposed compensation ranges	Discuss, review, and approve the proposed Peer Benchmarking Group compensation ranges and recommendations for Director compensation.	Compensation Committee Legal (conducting meeting minutes) HR Independent Compensation Consultant (for presentation and walk through of information for the Committee)
Q1 2022 Board Meeting	Approve proposed 2022 Director Compensation	Review and approve compensation committee recommendation.	Board of Directors Legal (conducting meeting minutes)

Compensation Mix Recommendation for Independent Directors

GGA, the Company’s independent compensation consultant, has made recommendations on appropriate compensation mix between cash retainers and equity. In their recommendation they provide a recommended cash retainer amount and a recommended equity value which when added together equals the total compensation (cash + equity) for the directors. The recommendation sets out a lower cash retainer with a higher equity value. After careful consideration and discussion the Compensation Committee has made the decision to allow each director to allocate their own compensation mix using the total compensation value resulting in varying retainer payment amounts as outlined in the Director Compensation section. Below is the table with the recommended compensation mix from GGA.

			Proposed Total
Position	Proposed Cash Retainer	Proposed Equity Value	Compensation
Board Chair	$50,000	$120,000	$170,000
Vice Chair(1)	—	—	—
Board Member	$40,000	$80,000	$120,000

Note:

(1)	There was no formal third-party recommendation for the Vice Chair. Compensation determination was made during the October Compensation Committee meeting. The value was determined based on the compensation of the Board Chair.

Compensation Mix as Determined by Directors

The below target compensation mix, as determined by the directors individually, is accurate as of December 31, 2022. These do not reflect the actual take-home compensation; the following section provides director compensation annualized.

	Cash Retainer	Equity	Cash Retainer	Equity	Expected Total
Board Member	(% of mix)	(% of mix)	($)	(DSU Value)	Compensation
Steven Sanders (Chairman)	75%	25%	$135,000	$45,000	$180,000
Mike Richardson (Vice Chair) (1)	75%	25%	$90,000	$30,000	$120,000
Jerry Kroll	75%	25%	$90,000	$30,000	$120,000
Luisa Ingargiola	75%	25%	$97,500	$32,500	$130,000
Joanna Yan	75%	25%	$90,000	$30,000	$120,000
Dave Shemmans	75%	25%	$99,000	$33,000	$132,000
Bill Quigley	70%	30%	$84,000	$36,000	$120,000
Dietmar Ostermann	100%	0%	$120,000	—	$120,000
Total			$805,500	$236,500	$1,042,000

Note:

(1)	The Vice Chair position was created in the Q4 of 2022. The compensation mix represented for Mr. Richardson is that of a regular member of the Board of Directors.

Director Compensation

The following table sets forth information relating to the actual compensation paid to our non-executive directors for Fiscal 2022:

	Fees				Nonqualified
	earned or			Non-equity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
Steven Sanders	135,000	Nil	Nil	Nil	Nil	Nil	135,000
Jerry Kroll	90,000	Nil	Nil	Nil	Nil	Nil	90,000
Luisa Ingargiola	105,000	Nil	Nil	Nil	Nil	Nil	105,000
David Shemmans	99,000	Nil	Nil	Nil	Nil	Nil	99,000
Michael Richardson	90,000	Nil	Nil	Nil	Nil	Nil	90,000
Bill Quigley	60,641	36,002	Nil	Nil	Nil	Nil	96,643
Dietmar Ostermann	52,356	Nil	Nil	Nil	Nil	Nil	52,356
Joanne Yan	97,500	Nil	Nil	Nil	Nil	Nil	97,500

Notes:

(1)	Option-based awards represent the fair value of Options granted and awarded in the year under our Stock Incentive Plan. The fair value of Options granted is calculated as of the grant date using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2022	2021
Expected life of options	3.85-5 years	4-5 years
Annualized volatility	61%-123.7%	61%-62.29%
Risk-free interest rate	1.75%-4.23%	0.34%-1.4%
Dividend rate	0%	0%

We reimburse out-of-pocket costs that are incurred by the directors.

Stock Ownership Requirements

There are currently no minimum stock ownership requirements set for the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common share as of April 12, 2023 by: (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common share; (b) all directors; (c) our executive officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have

(i) sole voting power and investment power with respect to their common shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common shares.

	Amount	Percentage of
	and Nature	Common
	of	Shares
	Beneficial	Beneficially
Name	Ownership (1)	Owned (2)
Directors and Executive Officers:

Susan Docherty, CEO, Interim Chief Operating Officer and a director	nil	nil

Mark Orsmond(3), CFO	277,779	*

Kim Brink(4), CRO	412,503	*

Michael Bridge, General Counsel and Corporate Secretary	nil	nil

Steven Sanders(5), Chairman and a director	371,149	*

Jerry Kroll(6), a director	7,554,693	6.3%

Joanne Yan(7), a director	445,895	*

Luisa Ingargiola(8), a director	286,285	*

Dave Shemmans(9), a director	9,678	*

Michael Richardson(10), a director	9,375	*

William G. Quigley(11), a director	18,275	*

Dietmar Ostermann, a director	nil	nil

Directors and Executive Officers as a Group (Twelve Persons)(12)	9,385,632	7.7%

Other 5% or more Shareholders:

N/A

Notes:

*	Less than 1%.
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or common shares: (i) voting power, which includes the power to vote, or to direct the voting of common shares; and (ii) investment power, which includes the power to dispose or direct the disposition of common shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the common shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on April 12, 2023.
(2)	The percentage is calculated based on 119,287,917 common shares that were outstanding as of April 12, 2023.
(3)	Shares beneficially owned consists of (i) stock options to purchase 250,001 common shares which have vested and (ii) stock options to purchase 27,778 common shares which will vest within 60 days of April 12, 2023.
(4)	Shares beneficially owned consists of (i) stock options to purchase 381,947 common shares which have vested and (ii) stock options to purchase 30,556 common shares which will vest within 60 days of April 12, 2023.

(5)	Shares beneficially owned consists of (i) stock options to purchase 345,000 common shares which have vested and (ii) 26,149 vested DSUs.
(6)	Shares beneficially owned consists of (i) 5,147,728 common shares held by Jerry Kroll, (ii) 1,138,167 common shares registered to Ascend Sportsmanagement Inc. (over which Mr. Kroll has discretionary voting and investment authority), (iii) stock options to purchase 1,260,000 shares of our common stock which have vested and (iv) 8,798 vested DSUs.
(7)	Shares beneficially owned consists of (i) 75,000 common shares registered directly to Joanne Yan, (ii) stock options to purchase 350,000 shares of our common stock which have vested and (iii) 20,895 vested DSUs.
(8)	Shares beneficially owned consists of (i) 42,224 common shares registered directly to Luisa Ingargiola, (ii) stock options to purchase 225,000 shares of our common share which have vested and (iii) 19,061 vested DSUs.
(9)	Shares beneficially owned consists of 9,678 vested DSUs.
(10)	Shares beneficially owned consists of 9,375 vested DSUs.
(11)	Shares beneficially owned consists of 18,275 vested DSUs.
(12)	Shares beneficially owned consists of (i) 6,403,119 common shares, (ii) stock options to purchase 2,870,282 common shares which have vested or will vest within today days of April 12, 2023 and (iii) 112,231 vested DSUs.

The information as to shares beneficially owned, not being within our knowledge, has been furnished by the officers and directors.

As at April 12, 2023, there were 290 holders of record of our common shares.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as at December 31, 2022, the equity compensation plans pursuant to which equity securities of the Company may be issued:

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants, rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,724,458	$2.73	6,436,406
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	16,724,458		6,436,406

On May 29, 2020, with the prior recommendations from GGA, the Board of Directors passed a resolution to adopt our Stock Incentive Plan, subject to, and effective upon, the approval of shareholders. The Stock Incentive Plan provides flexibility to the Company to grant equity-based incentive awards (each, an “Award”) in the form of stock options (each, an “Option”), RSUs, preferred shared units (“PSUs”) and DSUs, as described in further detail below. The Stock Incentive Plan was approved by Company shareholders on July 9, 2020 and, accordingly, all future grants of equity-based Awards will be made pursuant to, or as otherwise permitted by, the Stock Incentive Plan, and no further equity-based awards will be made pursuant to the Company’s prior Stock Option Plan.

The purpose of the Stock Incentive Plan is to, among other things, provide the Company with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under the Stock Incentive Plan by the Board of Directors from time to time for their contributions toward the long-term goals and success of the Company, and to enable and encourage such directors, employees and consultants to acquire Common Shares as long-term investments and proprietary interests in the Company.

A summary of the key terms of the Stock Incentive Plan is set out below, which is qualified in its entirety by the full text of the Stock Incentive Plan.

Shares Subject to the Stock Incentive Plan

The Stock Incentive Plan is a fixed number share plan which provides that the aggregate maximum number of common shares (each, a “Common Share”) that may be issued upon the exercise or settlement of Awards granted under it shall not exceed 30,000,000 Common Shares, subject to the adjustment provisions provided for therein (including those that apply in the event of a subdivision or consolidation of Common Shares). Such maximum number of Common Shares consists of (i) 12,850,917 Common Shares issuable pursuant to Awards previously granted and that remain outstanding under the Company’s Stock Option Plan, which Awards will be covered by the Stock Incentive Plan upon its ratification by the shareholders, and (ii) 17,149,083 additional Common Shares that may be issued pursuant to Awards to be granted under the Stock Incentive Plan.

Administration of the Stock Incentive Plan

The Stock Incentive Plan designates the Board of Directors as the initial Plan Administrator (as defined in the Stock Incentive Plan), subject to the ability of the Board of Directors to delegate from time to time all or any of the powers conferred on the Plan Administrator to a committee of the Board of Directors. The Board of Directors has resolved to delegate all powers of administration of the Stock Incentive Plan to the Compensation Committee.

The Plan Administrator determines which directors, officers, consultants and employees are eligible to receive Awards under the Stock Incentive Plan, the time or times at which Awards may be granted, the conditions under which awards may be granted or forfeited to the Company, the number of Common Shares to be covered by any Award, the exercise price of any Award, whether restrictions or limitations are to be imposed on the Common Shares issuable pursuant to grants of any Award, and the nature of any such restrictions or limitations, any acceleration of exercisability or vesting, or waiver of termination regarding any Award, based on such factors as the Plan Administrator may determine.

In addition, the Plan Administrator interprets the Stock Incentive Plan and may adopt guidelines and other rules and regulations relating to the Stock Incentive Plan, and make all other determinations and take all other actions necessary or advisable for the implementation and administration of the Stock Incentive Plan.

Eligibility

All directors, employees and consultants are eligible to participate in the Stock Incentive Plan. The extent to which any such individual is entitled to receive a grant of an Award pursuant to the Stock Incentive Plan will be determined in the sole and absolute discretion of the Plan Administrator.

Types of Awards

Awards of Options, RSUs, PSUs and DSUs may be made under the Stock Incentive Plan. All of the Awards described below are subject to the conditions, limitations, restrictions, exercise price, vesting, settlement and forfeiture provisions determined by the Plan Administrator, in its sole discretion, subject to such limitations provided in the Stock Incentive Plan, and will generally be evidenced by an Award agreement. In addition, subject to the limitations provided in the Stock Incentive Plan and in accordance with applicable law, the Plan Administrator may accelerate or defer the vesting or payment of Awards, cancel or modify outstanding Awards and waive any condition imposed with respect to Awards or Common Shares issued pursuant to Awards.

Options

An Option entitles a holder thereof to purchase a prescribed number of treasury Common Shares at an exercise price set at the time of the grant. The Plan Administrator will establish the exercise price at the time each Option is granted, which exercise price must in all cases be not less than the volume weighted average closing price of the Common Shares on Nasdaq for the five trading days immediately preceding the date of grant (the “Market Price”) on the date of grant. Subject to any accelerated termination as set forth in the Stock Incentive Plan, each Option expires on its respective expiry date. The Plan Administrator will have the authority to determine the vesting terms applicable to grants of Options. Once an Option becomes vested, it shall remain vested and shall be exercisable until expiration or termination of the Option, unless otherwise specified by the Plan Administrator, or as otherwise set forth in any written employment agreement, Award agreement or other written agreement between the Company or a subsidiary of the Company and the participant. The Plan Administrator has the right to accelerate the date upon which any Option becomes exercisable. The Plan Administrator may provide at the time of granting an Option that the exercise of that Option is subject to restrictions, in addition to those specified in the Stock Incentive Plan, such as vesting conditions relating to the attainment of specified performance goals.

Unless otherwise specified by the Plan Administrator at the time of granting an Option and set forth in the particular Award agreement, an exercise notice must be accompanied by payment of the exercise price. A participant may, in lieu of exercising an Option pursuant to an exercise notice, elect to surrender such Option to the Company (a “Cashless Exercise”) in consideration for an amount from the Company equal to (i) the Market Price of the Common Shares issuable on the exercise of such Option (or portion thereof) as of the date such Option (or portion thereof) is exercised, less (ü) the aggregate exercise price of the Option (or portion thereof) surrendered relating to such Common Shares (the “In-the-Money Amount”) by written notice to the Company indicating the number of Options such participant wishes to exercise using the Cashless Exercise, and such other information that the Company may require. Subject to the provisions of the Stock Incentive Plan, the Company will satisfy payment of the In-the-Money Amount by delivering to the participant such number of Common Shares having a fair market value equal to the In-the-Money Amount.

Restricted Share Units

A RSU is a unit equivalent in value to a Common Share credited by means of a bookkeeping entry in the books of the Company which entitles the holder to receive one Common Share (or the value thereof) for each RSU after a specified vesting period. The Plan Administrator may, from time to time, subject to the provisions of the Stock Incentive Plan and such other terms and conditions as the Plan Administrator may prescribe, grant RSUs to any participant in respect of a bonus or similar payment in respect of services rendered by the applicable participant in a taxation year.

The number of RSUs (including fractional RSUs) granted at any particular time under the Stock Incentive Plan will be calculated by dividing: (a) the amount that is to be paid in RSUs, as determined by the Plan Administrator; by (b) the greater of (i) the Market Price of a Common Share on the date of grant and (ii) such amount as determined by the Plan Administrator in its sole discretion.

The Plan Administrator shall have the authority to determine the settlement and any vesting terms applicable to the grant of RSUs, provided that the terms applicable to RSUs granted to U.S. taxpayers comply with Section 409A of the United States Internal Revenue Code of 1986, as amended (the “Code”), to the extent applicable.

Upon settlement, holders will redeem each vested RSU for one fully paid and non-assessable Common Share in respect of each vested RSU.

Performance Share Units

A performance share unit (each a “PSU”) is a unit equivalent in value to a Common Share credited by means of a bookkeeping entry in the books of the Company which entitles the holder to receive one Common Share for each PSU after specific performance-based vesting criteria determined by the Plan Administrator, in its sole discretion, have been satisfied. The Plan Administrator may, from time to time, subject to the provisions of the Stock Incentive Plan and such other terms and conditions as the Plan Administrator may prescribe, grant PSUs to any participant in respect of services rendered by the applicable participant in a taxation year. The performance goals to be achieved during any performance period, the length of any performance period, the amount of any PSUs granted, the effect of termination of a participant’s service and the settlement terms pursuant to any PSU will be determined by the Plan Administrator and by the other terms and conditions of any PSU, all as set forth in the applicable Award agreement.

The Plan Administrator shall have the authority to determine the settlement and any vesting terms applicable to the grant of PSUs, provided that the terms applicable to PSUs granted to U.S. taxpayers comply with Section 409A of the Code, to the extent applicable. Upon settlement, holders will redeem each vested PSU for one fully paid and non-assessable Common Share in respect of each vested PSU.

Deferred Share Units

A DSU is a unit equivalent in value to a Common Share credited by means of a bookkeeping entry in the books of the Company which entitles the holder to receive one Common Share (or, at the election of the holder and subject to the approval of the Plan Administrator, the cash value thereof) for each DSU on a future date. The Board of Directors may fix from time to time a portion of the total compensation (including annual retainer) paid by the Company to a director in a calendar year for service on the Board of Directors (the

“Director Fees”) that are to be payable in the form of DSUs. In addition, each director is given, subject to the provisions of the Stock Incentive Plan, the right to elect to receive a portion of the cash Director Fees owing to them in the form of DSUs.

Except as otherwise determined by the Plan Administrator or as set forth in the particular Award agreement, DSUs shall vest immediately upon grant. The number of DSUs (including fractional DSUs) granted at any particular time will be calculated by dividing: (a) the amount of director fees that are to be paid in DSUs, as determined by the Plan Administrator; by (b) the Market Price of a Common Share on the date of grant. Upon settlement, holders will redeem each vested DSU for: (a) one fully paid and non-assessable Common Share issued from treasury in respect of each vested DSU, or (b) at the election of the holder and subject to the approval of the Plan Administrator, a cash payment on the date of settlement. Any cash payments made under the Stock Incentive Plan by the Company to a participant in respect of DSUs to be redeemed for cash shall be calculated by multiplying the number of DSUs to be redeemed for cash by the Market Price per Common Share as at the settlement date.

Dividend Equivalents

Except as otherwise determined by the Plan Administrator or as set forth in the particular Award agreement, RSUs, PSUs and DSUs shall be credited with dividend equivalents in the form of additional RSUs, PSUs and DSUs, as applicable, as of each dividend payment date in respect of which normal cash dividends are paid on Common Shares. Dividend equivalents shall vest in proportion to, and settle in the same manner as, the Awards to which they relate. Such dividend equivalents shall be computed by dividing: (a) the amount obtained by multiplying the amount of the dividend declared and paid per Common Share by the number of RSUs, PSUs and DSUs, as applicable, held by the participant on the record date for the payment of such dividend; by (b) the Market Price at the close of the first business day immediately following the dividend record date, with fractions computed to three decimal places.

Black-out Periods

In the event an Award expires, at a time when a scheduled blackout is in place or an undisclosed material change or material fact in the affairs of the Company exists, the expiry of such Award will be the date that is ten business days after which such scheduled blackout terminates or there is no longer such undisclosed material change or material fact.

Term

While the Stock Incentive Plan does not stipulate a specific term for Awards granted thereunder, as discussed below, Awards may not expire beyond 10 years from its date of grant, except where shareholder approval is received or where an expiry date would have fallen within a blackout period of the Company. All Awards must vest and settle in accordance with the provisions of the Stock Incentive Plan and any applicable Award agreement, and which Award agreement may include an expiry date for a specific Award.

Termination of Employment or Services

The following describes the impact of certain events upon the participants under the Stock Incentive Plan, including termination for cause, resignation, termination without cause, disability, death or retirement, subject, in each case, to the terms of a participant’s applicable employment agreement, Award agreement or other written agreement:

(a)	Termination for Cause or upon Termination: Any Option or other Award held by the participant that has not been exercised, surrendered or settled as of the Termination Date (as defined in the Stock Incentive Plan) shall be immediately forfeited and cancelled as of the Termination Date.
(b)	Termination without Cause: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the Termination Date multiplied by a fraction the numerator of which is the number of days between the date of grant and the Termination Date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Options may be exercised by the participant at any time during the period that terminates on the earlier of: (a) the expiry date of such Option; and (b) the date that is 90 days after the Termination Date. If an Option remains unexercised upon the earlier of (a) or (b), the Option shall be immediately forfeited and cancelled for no consideration upon the termination of such period. In the case of a vested Award other than an Option, such Award will be settled within 90 days after the Termination Date.

(c)	Disability: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the Termination Date multiplied by a fraction the numerator of which is the number of days between the date of grant and the Termination Date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Option may be exercised by the participant at any time until the Expiry Date of such Option. Any vested Option may be exercised by the participant at any time until the expiry date of such Option. Any vested Award other than an Option will be settled within 90 days after the Termination Date.
(d)	Death: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the Termination Date multiplied by a fraction the numerator of which is the number of days between the date of grant and the Termination Date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Option may be exercised by the participant’s beneficiary or legal representative (as applicable) at any time during the period that terminates on the earlier of: (a) the expiry date of such Option; and (b) the first anniversary of the date of the death of such participant. If an Option remains unexercised upon the earlier of (a) or (b), the Option shall be immediately forfeited and cancelled for no consideration upon the termination of such period. In the case of a vested Award other than an Option, such Award will be settled with the participant’s beneficiary or legal representative (as applicable) within 90 days after the date of the Participant’s death.
(e)	Retirement: A portion of any unvested Options or other Awards shall immediately vest, such portion to be equal to the number of unvested Options or other Awards held by the participant as of the Termination Date multiplied by a fraction the numerator of which is the number of days between the date of grant and the Termination Date and the denominator of which is the number of days between the date of grant and the date any unvested Options or other Awards were originally scheduled to vest. Any vested Option may be exercised by the participant at any time during the period that terminates on the earlier of: (a) the expiry date of such Option; and (b) the third anniversary of the participant’s date of retirement. If an Option remains unexercised upon the earlier of (a) or (b), the Option shall be immediately forfeited and cancelled for no consideration upon the termination of such period. In the case of a vested Award other than an Option, such Award will be settled within 90 days after the participant’s retirement. Notwithstanding the foregoing, if, following his or her retirement, the participant commences on the Commencement Date (as defined in the Stock Incentive Plan) employment, consulting or acting as a director of the Company or any of its subsidiaries (or in an analogous capacity) or otherwise as a service provider to any person that carries on or proposes to carry on a business competitive with the Company or any of its subsidiaries, any Option or other Award held by the participant that has not been exercised or settled as of the Commencement Date shall be immediately forfeited and cancelled as of the Commencement Date.

Change in Control

Under the Stock Incentive Plan, except as may be set forth in an employment agreement, Award agreement or other written agreement between the Company or a subsidiary of the Company and a participant:

(a)	the Plan Administrator may, without the consent of any participant, take such steps as it deems necessary or desirable, including to cause: (i) the conversion or exchange of any outstanding Awards into or for rights or other securities of substantially equivalent value, as determined by the Plan Administrator in its discretion, in any entity participating in or resulting from a Change in Control (as defined below); (ii) outstanding Awards to vest and become exercisable, realizable or payable, or restrictions applicable to an Award to lapse, in whole or in part prior to or upon consummation of a Change in Control, and, to the extent the Plan Administrator determines, terminate upon or immediately prior to the effectiveness of such Change in Control; (iii) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise or settlement of such Award or realization of the participant’s rights as of the date of the occurrence of the transaction; (iv) the replacement of such Award with other rights or property selected by the Board of Directors in its sole discretion where such replacement would not adversely affect the holder; or (v) any combination of the foregoing; provided that: (A) in taking any of the foregoing actions), the Plan Administrator will not be required to treat all Awards similarly in the transaction; and (B) in the case of Options, RSUs and PSUs held by a Canadian taxpayer, the Plan Administrator may not cause the Canadian taxpayer to receive any property in connection with a Change in Control other than rights to acquire shares of a corporation or units of a “mutual fund trust” (as defined in the Income Tax Act (Canada)(the “Tax Act”) of the Company or a “qualifying person” (as defined in the Tax Act) that does not deal at arm’s length (for purposes of the Tax Act) with the Company, as applicable, at the time such rights are issued or granted;

(b)	if within 12 months following the completion of a transaction resulting in a Change in Control (as defined below), a participant’s employment, consultancy or directorship is terminated by the Company or a subsidiary of the Company without Cause (as defined in the Stock Incentive Plan), without any action by the Plan Administrator;
(c)	any unvested Awards held by the participant at the Termination Date shall immediately vest; and
(d)	any vested Awards may be exercised, surrendered to the Company, or settled by the participant at any time during the period that terminates on the earlier of: (i) the expiry date of such Award; and (ii) the date that is 90 days after the Termination Date. Any Award that has not been exercised, surrendered or settled at the end of such period being immediately forfeited and cancelled; and
(e)	unless otherwise determined by the Plan Administrator, if, as a result of a Change in Control, the Common Shares will cease trading on Nasdaq, the Company may terminate all of the Awards (other than an Option, RSU or PSU held by a participant that is a resident of Canada for the purposes of the Tax Act) at the time of and subject to the completion of the Change in Control transaction by paying to each holder at or within a reasonable period of time following completion of such Change in Control transaction an amount for each Award equal to the fair market value of the Award held by such participant as determined by the Plan Administrator, acting reasonably, provided that any vested Awards granted to U.S. taxpayers will be settled within 90 days of the Change in Control.

Subject to certain exceptions, a “Change in Control” includes: (i) any transaction pursuant to which a person or group acquires more than 50% of the outstanding Common Shares; (ii) the sale of all or substantially all of the Company’s assets; (iii) the dissolution or liquidation of the Company; (iv) the acquisition of the Company via consolidation, merger, exchange of securities, purchase of assets, amalgamation, statutory arrangement or otherwise; (v) individuals who comprise the Board of Directors at the last annual meeting of shareholders (the “Incumbent Board”) cease to constitute at least a majority of the Board of Directors, unless the election, or nomination for election by the shareholders, of any new director was approved by a vote of at least a majority of the Incumbent Board, in which case such new director shall be considered as a member of the Incumbent Board; or (vi) any other event which the Board of Directors determines to constitute a change in control of the Company.

Non-Transferability of Awards

Except as permitted by the Plan Administrator and to the extent that certain rights may pass to a beneficiary or legal representative upon death of a participant, by will or as required by law, no assignment or transfer of Awards, whether voluntary, involuntary, by operation of law or otherwise, vests any interest or right in such Awards whatsoever in any assignee or transferee and immediately upon any assignment or transfer, or any attempt to make the same, such Awards will terminate and be of no further force or effect. To the extent that certain rights to exercise any portion of an outstanding Award pass to a beneficiary or legal representative upon the death of a participant, the period in which such Award can be exercised by such beneficiary or legal representative shall not exceed one year from the participant’s death.

Amendments to the Stock Incentive Plan

The Plan Administrator may also from time to time, without notice and without approval of the holders of voting Common Shares, amend, modify, change, suspend or terminate the Stock Incentive Plan or any Awards granted pursuant thereto as it, in its discretion, determines appropriate, provided that: (a) no such amendment, modification, change, suspension or termination of the Stock Incentive Plan or any Award granted pursuant thereto may materially impair any rights of a participant or materially increase any obligations of a participant under the Stock Incentive Plan without the consent of such participant, unless the Plan Administrator determines such adjustment is required or desirable in order to comply with any applicable securities laws or stock exchange requirements; and (b) any amendment that would cause an Award held by a U.S. Taxpayer to be subject to the income inclusion under Section 409A of the Code shall be null and void ab initio.

Notwithstanding the above, and subject to the Nasdaq Listing Rules, the approval of shareholders is required to effect any of the following amendments to the Stock Incentive Plan:

(a)	increasing the number of Common Shares reserved for issuance under the Stock Incentive Plan, except pursuant to the provisions in the Stock Incentive Plan which permit the Plan Administrator to make equitable adjustments in the event of transactions affecting the Company or its capital;

(b)	reducing the exercise price of an option Award (for this purpose, a cancellation or termination of an Award of a participant prior to its expiry date for the purpose of reissuing an Award to the same participant with a lower exercise price shall be treated as an amendment to reduce the exercise price of an Award) except pursuant to the provisions in the Stock Incentive Plan which permit the Plan Administrator to make equitable adjustments in the event of transactions affecting the Company or its capital;
(c)	extending the term of an Option Award beyond the original expiry date (except where an expiry date would have fallen within a blackout period applicable to the participant or within ten business days following the expiry of such a blackout period);
(d)	permitting an Option Award to be exercisable beyond ten years from its date of grant (except where an expiry date would have fallen within a blackout period);
(e)	increasing or removing the limits on the participation of directors;
(f)	permitting Awards to be transferred to a person;
(g)	changing the eligible participants; and
(h)	deleting or reducing the range of amendments which require approval of the shareholders.

Except for the items listed above, amendments to the Stock Incentive Plan will not require shareholder approval. Such amendments include (but are not limited to): (a) amending the general vesting provisions of an Award; (b) amending the provisions for early termination of Awards in connection with a termination of employment or service; (c) adding covenants of the Company for the protection of the participants; (d) amendments that are desirable as a result of changes in law in any jurisdiction where a participant resides; and (e) curing or correcting any ambiguity or defect or inconsistent provision or clerical omission or mistake or manifest error.

The foregoing summary of the Stock Incentive Plan is not complete and is qualified in its entirety by reference to the Stock Incentive Plan, which was filed as Exhibit 4.1 to the Company’s Form S-8 filed with the SEC on October 5, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;
●	any person proposed as a nominee for election as a director;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
●	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Susan Docherty

On December 5, 2022, we entered into the Docherty Agreement with Ms. Docherty which provides for an annual salary of $650,000, which is paid on a monthly basis of $54,167.

Ms. Docherty was granted three separate non-qualified stock options under the Stock Incentive Plan to purchase 3,750,000 common shares of the Company in the aggregate, with each such Sign-On Option having an exercise price of $1.11 subject to the following, vesting in three equal annual installments from the grant date. The first Sign-On Option covers 2,000,000 common shares and be subject only to the Vesting. The second Sign-On Option covers 1,000,000 common shares and, subject to the Vesting, shall not be exercisable until such time as the Company’s 30-day volume average trading price on Nasdaq is $2.50 or greater. The third Sign-On Option covers

750,000 common shares and, subject to the Vesting, shall not be exercisable until such time as the Company’s 30-day volume average trading price on Nasdaq is $5.00 or greater.

Ms. Docherty was granted restricted stock units under the Stock Incentive Plan covering 1,000,000 common shares of the Company which will vest in three equal annual installments from the date of grant.

Ms. Docherty was granted performance stock units under the Stock Incentive Plan covering 875,000 common shares of the Company  which will vest as follows: (i) 437,500 will vest on the first date on which the average of the volume weighted average price per common share of the Company during any 30 day consecutive trading days (“30-Day VWAP”) equals or exceeds $5.00; (ii) 218,750 will vest on the first day on which the 30-Day VWAP of the common shares of the Company equals or exceeds $6.00; and (iii) the final 218,750 will vest on the first day on which the Company’s 30-Day VWAP equals or exceeds $7.00.

Mark Orsmond

On August 22, 2022, we entered into the Orsmond Agreement with Mr. Orsmond which provided for a monthly base salary of CAD$40,373 and an Option grant of 500,000 at an exercise price of $1.50 per common share. One-third of the Option vested on the grant date and balance vests monthly over a 36-month period. On February 9, 2023, the Compensation Committee approved a cash bonus to Mr. Orsmond of US$100,000 for fiscal 2022.

Kim Brink

On January 24, 2022, we entered into the Brink Agreement with Ms. Brink which provides for an annual salary of $340,000, which is paid on a monthly basis of $28,333, and Option grant of 550,000 stock options at an exercise price of $1.91 per common share. One-third of the Option vested on the grant date and balance vests monthly over a 24-month period. On February 2023, the Compensation Committee approved a cash bonus to Ms. Brink of US$250,000 for fiscal 2022.

Kevin Pavlov

Based on the independent report produced by GGA, on April 1, 2022, the Pavlov Agreement annual salary was amended to $500,000.00, which is paid on a monthly basis of $41,667.

Mr. Pavlov resigned from all positions with the Company and its subsidiaries effective on December 5, 2022 (the “Resignation”). In connection with such Resignation, each of the Company and Mr. Pavlov entered into a termination and mutual release agreement, dated for reference December 2, 2022 but effective on December 5, 2022 (the “Effective Date”), pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Pavlov received the following material compensation: (i) a one-time net (of employment taxes) cash payment of $438,939.51; (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of two years from the Effective Date; and (iii) the issuance of 168,470 common shares of the Company, at a deemed market value issuance price of $1.11 per common share, representing the net (of employment taxes) issuance to Mr. Pavlov of his then fully vested RSUs in the Company.

Joseph Mitchell

On April 1, 2022, we entered into the Mitchell Agreement with Mr. Mitchell which provided for an annual salary of $375,000, which is paid on a monthly base salary of $31,250 and an Option grant of 500,000 at an exercise price of $2.20 per common share. One-third of the Option vested on the grant date and balance vests monthly over a 36 month period.

Mr. Mitchell resigned from his position with the Company effective on November 25. In connection with such Resignation, each of the Company and Mr. Mitchell entered into a termination and mutual release agreement, dated for reference November 25, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Mitchell received net (of employment taxes) cash payments totaling $316,560.88.

Bal Bhullar

Based on the recommendation provided to the Compensation Committee from GGA, on September 22, 2021 the Bhullar Agreement annual salary was amended to $365,000, which is paid on a monthly basis of CAD $39,486. There was no change in annual salary in 2022.

Ms. Bhullar formally resigned from all positions with the Company and its subsidiaries effective on December 5, 2022. In connection with such Resignation, each of the Company and Ms. Bhullar had entered into a termination and mutual release agreement, dated for reference July 27, 2022 but effective on December 31, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Ms. Bhullar received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$437,358.41; (ii) the immediate vesting, where not otherwise vested, of her then existing Options in and to Company, together with the right to exercise the same for a period of two years from the Effective Date; (iii) the issuance of 91,242 common shares of the Company, at a deemed market value issuance price of $1.37 per common share, representing the net (of employment taxes) issuance to Ms. Bhullar of her then fully vested RSUs in the Company; and (iv) confirmation that all of her then group benefits in the Company would continue for a period of 12 months from the Effective Date.

Isaac Moss

Based on the recommendation provided to the Compensation Committee from GGA, on September 22, 2021 the Moss Agreement annual salary was amended to US$300,000, which is paid on a monthly basis of CAD $32,750. There was no change in annual salary in 2022.

Mr. Moss formally resigned from all positions with the Company effective on December 5, 2022. In connection with such Resignation, each of the Company and Mr. Moss had entered into a termination and mutual release agreement, dated for reference September 22, 2022 but effective on October 31, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Moss received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$423,007.27; and (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of two and one-half years from the Effective Date.

Henry Reisner

Based on recommendations provided to the Compensation Committee from GGA, on September 22, 2021 the Reisner Agreement annual salary was amended to US$300,000, which is paid on a monthly basis of CAD$32,750. There was no change in annual salary in 2022.

On January 26, 2022, Mr. Reisner retired from the Company and the Reisner Agreement was terminated by mutual agreement. Each of the Company and Mr. Reisner had entered into a termination and mutual release agreement, dated for reference January 26, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Reisner received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$633,12.11; (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of 12 months from the Effective Date; (iii) the issuance of 38,682 common shares of the Company, representing the net (of employment taxes) issuance to Mr. Reisner of his then fully vested RSUs in the Company; and (iv) confirmation that all of his then group benefits in the Company would continue for a period of 12 months from the Effective Date.

Steven Sanders

Mr. Sanders’ annual directors’ fees of $135,000 were paid in quarterly installments. No DSUs were issued to Mr. Sanders in 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current principal accountants:

	2022	2021
Audit fees	$1,028,325	$312,703
Audit-related fees	—	—
Tax fees	137,400	50,433
All other fees	—	—
Total fees paid or accrued to our principal accountants	$1,165,725	$363,136

Audit Fees

This category includes the aggregate fees billed by our independent auditor for the audit of our annual financial statements, reviews of interim financial statements that are provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor for Fiscal 2022.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Form 10-K.

Exhibit No.	Document
3.1(1)	Notice of Articles
3.2(1)	Articles
4.1(*)	Description of Registrant’s Securities
10.1(2)(+)	Manufacturing Agreement between Chongqing Zongshen Automobile Co., Ltd. and the Company, dated September 29, 2017
10.2(3)	Employment Agreement, dated May 17, 2019, by and between ELECTRAMECCANICA Automotive USA Inc. and Michael Paul Rivera
10.3(4)	Amendment Agreement between the Company and Michael Paul Rivera, dated for reference effective on January 1, 2020
10.4(4)	Executive Employment Agreement between the Company and Henry Reisner, dated for reference effective on January 1, 2020
10.5(4)	Executive Employment Agreement between the Company and Bal Bhullar, dated for reference effective on January 1, 2020
10.6(4)	Continuing Relationship Agreement between the Company and Jerry Kroll, dated for reference effective on August 16, 2019
10.7(6)	Executive Employment Agreement between the Company and Isaac Moss, dated for reference effective on July 1, 2020
10.8(7)	Further Employment Agreement Amendment between the Company and Michael Paul Rivera, dated August 12, 2020
10.9(9)	Executive Employment Services Agreement between the Company, ElectraMeccanica USA, Inc. and Kevin Pavlov, dated for reference April 5, 2021
10.10(*)	Extension of Manufacturing Agreement between Chongqing Zongshen Automobile Co., Ltd. and the Company, dated June 23, 2021
10.11(9)	Executive Employment Services Agreement between the Company, ElectraMeccanica USA, Inc. and Kim Brink, dated for reference December 24, 2021
10.12(*)(+)	Employment Agreement between the Company and Dean Anthony Dent, II, having an effective date of August 15, 2022
10.13(*)(+)	Executive Employment Services Agreement between the Company and Mark Orsmond, dated for reference August 22, 2022
10.14(*)(+)	Executive Employment Agreement between the Company and Susan Docherty, having an effective date of December 5, 2022
10.15(*)(+)	Contract Assembly Agreement between ElectraMeccanica USA, LLC and GLV, LLC, dated March 1, 2023
10.16(10)(+)	Design and Supply Agreement between ElectraMeccanica USA, LLC and GLV, LLC, dated March 3, 2023
10.17(*)(+)	Executive Employment Agreement between the Company and Michael Bridge, having an effective date of March 20, 2023
14.1(5)	Code of Business Conduct and Ethics
21.1(*)	Subsidiaries of ElectraMeccanica Vehicles Corp.
23.1(*)	Consent of KPMG LLP, Chartered Professional Accountants
31.1(*)	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2(*)	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1(**)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(8)	2020 Incentive Stock Option Plan
99.2(*)	Audit Committee Charter
99.3(5)	Compensation Committee Charter
99.4(5)	Nominating and Corporate Governance Committee Charter
99.5(5)	Board Mandate
99.6(*)	Finance Committee Charter
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBLR and contained in Exhibit 101)

Notes:

(*)	Filed herewith.
(**)	Furnished herewith.
(+)	Portions of this exhibit have been omitted.
(1)	Previously filed as an exhibit to our registration statement on Form F-1 as filed with the SEC on October 12, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Annual Report on Form 20-F as filed with the SEC on April 19, 2018 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on August 8, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on February 28, 2020 and incorporated herein by reference.
(5)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on April 27, 2020 and incorporated herein by reference.
(6)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on July 13, 2020 and incorporated herein by reference.
(7)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on August 24, 2020 and incorporated herein by reference.
(8)	Previously filed as an exhibit to our registration statement on Form S-8 as filed with the SEC on October 5, 2020 and incorporated herein by reference
(9)	Previously filed as an exhibit to our Annual Report on Form 20-F as filed with the SEC on March 22, 2022 and incorporated herein by reference.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on March 29, 2023 and incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRAMECCANICA VEHICLES CORP.
Dated: April 17, 2023.	By:	/s/ Susan E. Docherty
Susan E. Docherty, Chief Executive Officer and
Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2023.	By:	/s/ Susan E. Docherty
Susan E. Docherty, Chief Executive Officer,
Chief Operating Officer and a director
(Principal Executive Officer)

Dated: April 17, 2023.	By:	/s/ Mark Orsmond
Mark Orsmond, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 17, 2023.	By:	/s/ Steven Sanders
Steven Sanders, Chairman and Director

Dated: April 17, 2023.	By:	/s/ Luisa Ingargiola
Luisa Ingargiola, Director

Dated: April 17, 2023.	By:	/s/ Joanne Yan
Joanne Yan, Director

Dated: April 17, 2023.	By:	/s/ David Shemmans
David Shemmans, Director

Dated: April 17, 2023.	By:	/s/ Michael Richardson
Michael Richardson, Director

Dated: April 17, 2023.	By:	/s/ William G. Quigley
William G. Quigley, Director

Dated: April 17, 2023.	By:	/s/ Dietmar Ostermann
Dietmar Ostermann, Director