Form 10-Q
period 2023-03-31
ELECTRAMECCANICA VEHICLES CORP.
filed 2023-05-15
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023 OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______.

Commission file number: 001-38612

ELECTRAMECCANICA VEHICLES CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1485035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8057 North Fraser Way

Burnaby, British Columbia, Canada, V5J 5M8

(Address of principal executive offices, including zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 119,287,917 common shares outstanding as of May 9, 2023.

Forward-Looking Statements

This Quarterly Report  of ElectraMeccanica Vehicles Corp. (“we,” “us,” “our,” “ElectraMeccanica” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future, including the E4 (as defined in this Quarterly Report); projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our recall of SOLO electric vehicles (“EVs”); the impact and resolution of legal matters, including those relating to the termination of the Manufacturing Agreement (as defined in this Quarterly Report) with Chongqing Zongshen Automobile Industry Co., Ltd. (“Zongshen”); and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	prices of other EVs, costs associated with manufacturing EVs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the current COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the EV market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	the Company’s ability to successfully execute a buy-back program for retailed SOLO vehicles subject to recall;

●	the Company’s plan to develop, manufacture, market and profitably sell a new four-wheeled SOLO alternative (the “Project E4” or “E4”);
●	the Company’s ability to successfully and profitably assemble contracted third-party native-EV designs using the Company’s Mesa, Arizona, facility;
●	developments in alternative technologies or improvements in the internal combustion engine;
●	inability to keep up with advances in EV and battery technology;
●	inability to design, develop, market and sell new EVs and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing EVs;
●	inability to succeed in establishing, maintaining and strengthening the ElectraMeccanica brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023 (the “2022 Form 10-K”).

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$504,427	$1,038,643
Cost of revenue	407,650	2,942,136
Gross profit (loss)	96,777	(1,903,493)
Operating expenses
General and administrative expenses	8,878,971	8,733,578
Research and development expenses	2,583,703	4,671,100
Sales and marketing expenses	2,339,300	3,002,855
	13,801,974	16,407,533
Operating loss	(13,705,197)	(18,311,026)
Other non-operating income (expense)
Interest income	1,438,838	86,245
Changes in fair value of derivative liabilities	—	122,425
Other income (expense), net	(24,410)	42,409
Foreign exchange gain (loss)	(20,865)	94,340
Loss before taxes	(12,311,634)	(17,965,607)
Current income tax expense	—	—
Net loss	$(12,311,634)	$(17,965,607)
Other comprehensive income (loss)
Foreign currency translation adjustments	37,307	(5,850)
Comprehensive loss	$(12,274,327)	$(17,971,457)
Loss per share – basic and diluted	$(0.10)	$(0.15)
Weighted average number of shares outstanding – basic and diluted	119,287,917	118,451,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$111,209,820	$134,255,538
Receivables, net	275,682	273,958
Prepaid expenses and other current assets	15,184,153	11,390,850
Inventory, net	4,286,597	4,233,055
Total current assets	130,956,252	150,153,401

Restricted cash	1,715,711	515,449
Plant and equipment, net	16,393,277	16,452,477
Operating lease right-of-use assets	8,559,312	9,031,277
Other assets	4,611,172	5,093,825
Total assets	$162,235,724	$181,246,429

Current liabilities
Trade payables and accrued liabilities	11,681,338	19,346,470
Customer deposits	240,008	339,744
Current portion of lease liabilities	1,288,398	810,677
Contract termination liability	15,700,000	15,700,000
Total current liabilities	28,909,744	36,196,891

Share-based compensation liability	58,248	76,476
Lease liabilities	17,220,314	17,528,282
Deferred revenue	119,253	119,253
Total liabilities	46,307,559	53,920,902

Commitments and contingencies

Shareholders’ equity
Share capital - without par value, unlimited shares authorized; 119,287,917 shares issued and outstanding as of March 31, 2023 and December 31, 2022	396,441,435	395,564,470
Accumulated other comprehensive income	4,603,532	4,566,225
Accumulated deficit	(285,116,802)	(272,805,168)
Total shareholders’ equity	115,928,165	127,325,527
Total liabilities and shareholders’ equity	$162,235,724	$181,246,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(12,311,634)	$(17,965,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926,564	1,171,335
Stock-based compensation expense	874,879	1,206,547
Inventory provision	—	1,451,336
Change in fair value of derivative liabilities	—	(122,425)
Unrealized currency translation gain	(787)	—
Changes in operating assets and liabilities:
Receivables	(1,724)	214,421
Prepaid expenses and other assets	(3,705,734)	(6,469,784)
Inventory	(53,542)	(4,119,368)
Trade payables and accrued liabilities	(7,466,304)	(1,839,931)
Operating lease liabilities	639,268	(3,837)
Customer deposits	(99,955)	17,231
Net cash used in operating activities	(21,198,969)	(26,460,082)
Cash flows from investing activities
Expenditures on plant and equipment	(670,876)	(1,068,392)
Net cash used in investing activities	(670,876)	(1,068,392)
Cash flows from financing activities
Proceeds from / (payment for) issuance of common shares for RSU settlement	—	(20,786)
Payment for DSU settlement	(16,143)	—
Proceeds from issuance of common shares for options exercised	—	295,516
Net cash provided by (used in) financing activities	(16,143)	274,730
Decrease in cash and cash equivalents and restricted cash	(21,885,988)	(27,253,744)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	40,532	(5,850)
Cash and cash equivalents and restricted cash, beginning	134,770,987	222,219,684
Cash and cash equivalents and restricted cash, ending	$112,925,531	$194,960,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2022	119,287,917	$395,564,470	$4,566,225	$(272,805,168)	$127,325,527
Stock-based compensation	—	876,965	—	—	876,965
Net loss	—	—	—	(12,311,634)	(12,311,634)
Foreign currency translation	—	—	37,307	—	37,307
Balance at March 31, 2023	119,287,917	$396,441,435	$4,603,532	$(285,116,802)	$115,928,165

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2021	117,338,964	$390,290,103	$4,501,800	$(149,106,655)	$245,685,248
Shares issued pursuant to exercise of options	1,245,455	295,516	—	—	295,516
Shares issued pursuant to settlement of RSU	27,077	(20,786)	—	—	(20,786)
Stock-based compensation	—	1,109,266	—	—	1,109,266
Net loss	—	—	—	(17,965,607)	(17,965,607)
Foreign currency translation	—	—	(5,850)	—	(5,850)
Balance at March 31, 2022	118,611,496	$391,674,099	$4,495,950	$(167,072,262)	$229,097,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Nature and continuance of operations

ElectraMeccanica Vehicles Corp. was incorporated on February 16, 2015, under the laws of the province of British Columbia, Canada, and its principal activity is the development and manufacturing of EVs.

The head office and principal address of the Company are located at 8057 North Fraser Way, British Columbia, Canada, V5J 5M8.

These unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The Company’s continuation is dependent upon the successful results from its EV assembly activities and ability to launch a new 4-wheel electric passenger vehicle, “Project E4”, and generate profitable operations therefrom.

Beginning in August 2020, the Company has designed, assembled, and sold a unique, three-wheeled, single-seat commuter electric vehicle, the SOLO. On February 17, 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. On April 14, 2023, the Company decided to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers.

The Company has been in discussions with Zongshen to end the Manufacturing Agreement for the SOLO, and on May 8, 2023, entered into a settlement agreement with Zongshen relating to the Manufacturing Agreement (see Note 20 for additional information).

In December 2022, the Company decided to assemble other companies’ EVs to further leverage the resources and capabilities of its recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona.  The Company aims to manufacture it’s E4’s in the Mesa facility.

Management intends to finance its operations over the next 12 months principally using existing cash on hand and may supplement by additional funding through private placements and/or public offerings of equity capital or debt, provided that such funding can be obtained on terms that are commercially competitive and on terms acceptable to the company.

2.Basis of presentation and summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of ElectraMeccanica Vehicles Corp. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual audited financial statements. All inter-company balances and transactions have been eliminated.

The unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2022 Form 10-K. The unaudited condensed consolidated balance sheet as of December 31, 2022, was derived from audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the quarter ended March 31, 2022 reflect the retrospective adoption of U.S. GAAP which was reflected in the 2022 Form 10-K. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2022 Form 10-K.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Use of estimates

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimating the write down of inventory to net realizable value, estimating the recall provision, and estimating the contingent liabilities for contract termination. Management estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Segment reporting

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. Up until the fourth quarter of 2022, the Company managed, reported and evaluated its business in the following two reportable operating segments: (i) Electric Vehicles and (ii) Custom Built Vehicles. During the fourth quarter of 2022, the CODM changed how she makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused the Company’s operating segments to change as a result of the Company having stopped receiving orders for custom built vehicles. In consideration of Financial Accounting Standards Board’s Accounting Standards Codification 280, Segment Reporting, the CODM determined that the Company is not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2022, the Company realigned its reporting structure, resulting in a single reportable segment, Electric Vehicles, in the United States.

3.Cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2023	December 31,2022
Cash and cash equivalents	$111,209,820	$134,255,538
Restricted cash	1,715,711	515,449
Total cash, cash equivalents and restricted cash	$112,925,531	$134,770,987

The Company’s restricted cash as of March 31, 2023 and December 31, 2022 consists of certificates of deposits related to the Company's corporate credit card program and bank issued letter of credit.

4.Prepaid expenses and other current assets

	March 31, 2023	December 31,2022
SOLO vehicle deposit (at supplier)	$7,133,451	$7,133,451
Battery cell deposit	247,036	300,000
Prepaid insurance	1,531,542	1,095,152
Prepaid rent and security deposit	480,330	495,112
Cloud computing assets	1,373,030	1,234,039
Other prepaid expenses	4,418,764	1,133,096
	$15,184,153	$11,390,850

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.Inventory, net

The Company’s inventory, net consisted of the following:

	March 31, 2023	December 31, 2022
Parts and batteries	$1,531,597	$1,242,055
Vehicles	2,755,000	18,022,771
Inventory provision	—	(15,031,771)
	$4,286,597	$4,233,055

For the three months ended March 31, 2023, amounts of $nil was recognized as inventory write-downs (March 31, 2022 – $1,451,336). These charges are reflected in cost of revenue.

6.Plant and equipment

	March 31, 2023	December 31, 2022
Furniture and equipment	$3,692,816	$2,117,901
Computer hardware and software	1,307,981	1,381,786
Vehicles	689,739	1,046,817
Leasehold improvements	12,956,694	12,862,333
Production tooling and molds	904,332	1,956,743
Total plant and equipment	19,551,562	19,365,580
Less: accumulated depreciation	(3,158,285)	(2,913,103)
Plant and equipment, net	$16,393,277	$16,452,477

During the three months ended March 31, 2023 and 2022, depreciation expense of $582,903 and $1,036,283, respectively, was recorded within general and administrative expenses.

During the three months ended March 31, 2023, $949,554 of production tooling was transferred to furniture and equipment upon completion of certain assets. The Company also disposed of assets which primarily consisted of demonstration vehicles and computer equipment. These items were scrapped due to the Company’s planned relocation of its Burnaby, BC, Canada headquarters which is anticipated to take place in the second quarter of 2023. The loss on this disposal was $93,367 and is recorded within other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

7.Other assets

	March 31, 2023	December 31, 2022
Security deposit	$1,161,000	$1,161,000
Cloud computing assets	3,438,216	3,920,869
Intangible assets	11,956	11,956
	$4,611,172	$5,093,825

During the three months ended March 31, 2023 and 2022, amortization of $343,661 and $134,071, respectively, was recorded for capitalized cloud computing assets within general and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.Trade payables and accrued liabilities

	March 31, 2023	December 31, 2022
Trade payables	$374,982	$3,795,772
Recall provision	8,915,044	8,915,044
Accrued liabilities	2,391,312	6,635,654
	$11,681,338	$19,346,470

On February 17, 2023, the Company announced a voluntary recall of the SOLO. On April 14, 2023, the Company issued a stop-drive and stop-sell notice and has notified customers of a vehicle buy-back program for all 429 G2 and G3 SOLO vehicles sold since the release in 2021. The basis of the recall was due to the vehicle potentially experiencing a loss of propulsion while driving. As of March 31, 2023 and December 31, 2022, a recall provision of $8,915,044 was recorded as an estimate of the cost to buy-back all retailed vehicles, which was included in trade payables and accrued liabilities within the Company’s condensed consolidated balance sheet.

9.Leases

The Company has operating leases for its engineering center, corporate offices, manufacturing warehouse facility, and kiosk locations. These leases span a period of one to eleven years.

The components of lease expense, included within general and administrative expenses and sales and marketing expenses are as follows within the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operating lease expense
Operating lease expense	$848,620	$286,878
Short-term lease expense	338,875	388,920
	$1,187,495	$675,798

	March 31, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	8.88	9.41
Weighted average operating lease discount rate	10.29%	10.28%

As of March 31, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

2023 (remaining nine months)	$2,363,196
2024	3,004,150
2025	2,933,878
2026	2,996,552
2027	2,748,958
Thereafter	15,706,015
Total minimum lease payments	29,752,749
Less: interest	11,244,037
Present value of lease obligations	18,508,712
Less: Current portion	1,288,398
Long-term portion of lease obligations	$17,220,314

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.Contract termination liability

On September 29, 2017, the Company entered into a manufacturing agreement with Zongshen, which was amended on June 23, 2021 (as amended, the “Manufacturing Agreement”).  Pursuant to the Manufacturing Agreement, Zongshen agreed to manufacture the Company’s SOLO vehicles, and the Company agreed to certain target purchase volumes for the period from June 1, 2021, to November 30, 2023.

On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles. As a result, Zongshen claimed $22.8 million in relation to the termination of the Manufacturing Agreement.  The Company was working together with legal counsel on achieving an agreement for the termination of the Manufacturing Agreement. The Company estimated a $15.7 million termination provision, representing the Company’s best assessment of the settlement amount, which is presented as a contract termination liability within the Company’s condensed consolidated balance sheets. On February 16, 2023, the Company gave notice to Zongshen of potential claims against it for supplying defective products, which Zongshen has denied.  On May 8, 2023, the Company entered into a settlement agreement with Zongshen relating to the Manufacturing Agreement (see Note 20 for additional information).

11.Share capital and other components of equity

Share capital

The Company is authorized to issue an unlimited number of common shares without par value.

The Company is authorized to issue an unlimited number of preferred shares without par value.

As of both March 31, 2023 and December 31, 2022, the Company had 119,287,917 issued and outstanding common shares and nil preferred shares.

Share options exercised

During the three months ended March 31, 2023, the Company issued no common shares for options exercised by option holders (March 31, 2022 – 1,245,455 shares for proceeds of $295,516).

RSUs settled

During the three months ended March 31, 2023, no restricted share units (“RSUs) vested. During the three months ended March 31, 2022, the Company issued 27,077 common shares in connection with the vesting of RSUs and decreased share capital by $20,786.

Warrants

On exercise, each warrant allows the holder to purchase one common share of the Company, including on a cashless basis, based on the formula as set forth in the applicable warrant agreement

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Warrants of the Company classified as equity are composed of the following as at March 31, 2023:

	Number of warrants	Number of warrants
Date of issuance	outstanding	exercisable	Exercise price	Expiry date
October 31, 2017	125,000	125,000	$15	October 31, 2024
August 8, 2018	4,513,253	4,513,253	$4.27	August 8, 2023
November 9, 2018	7,440	7,440	$3.2	November 9, 2023
November 9, 2018	749,788	749,788	$2.56	May 9, 2024
	5,395,481	5,395,481

12.Stock-based compensation

Under the Company’s share-based payment arrangements, a total stock-based compensation of $874,879 and $1,206,547 was recognized in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended	Three months ended
Share-based compensation expense recorded in	March 31, 2023	March 31, 2022
General and administrative expenses	$771,940	$1,073,717
Research and development expenses	64,275	161,480
Sales and marketing expenses	38,664	(28,650)
	$874,879	$1,206,547

Stock options

The Company adopted its 2020 Stock Incentive Plan (the “Stock Incentive Plan”) on July 9, 2020, which provides that the Board of Directors of the Company may from time to time, in its discretion, grant to directors, officers, employees and consultants of the Company certain stock-based compensation awards including non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 30,000,000. Such stock options may be exercisable for a period of up to 10 years from the date of grant. Stock options may be exercised no later than 90 days following cessation of the optionee’s position with the Company unless any exercise extension has been approved in advance by the administrator of the Stock Incentive Plan.

Stock options granted may vest based on the terms and conditions set out in the applicable stock option agreement. On exercise, each stock option allows the holder to purchase one common share of the Company, including on a cashless basis, based on the formula as set forth in the applicable stock option agreement.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Details of stock options outstanding as at March 31, 2023 were as follows:

	Weighted average	Number of options	Number of options
Exercise price	contractual life	outstanding	exercisable
$2.00 CAD	1.18	65,000	65,000
$0.535 USD	6.98	500,000	—
$0.99	6.81	215,367	62,812
$1.08	6.56	297,050	105,198
$1.11	6.69	3,750,000	—
$1.50	6.34	674,815	340,382
$1.91	2.80	2,955,000	2,802,225
$1.94	6.05	154,338	73,948
$2.13	5.85	48,407	25,205
$2.45	3.35	1,250,000	1,250,000
$2.53	3.36	50,000	50,000
$2.62	0.48	700,000	700,000
$3.01	1.68	750,000	750,000
$3.40	2.12	1,035,000	1,035,000
$3.41	4.31	549,922	505,343
$3.55	5.30	5,000	2,835
$3.56	5.62	150,861	88,742
$3.77	1.68	50,000	50,000
$4.15	1.68	750,000	750,000
$5.00	0.67	193,629	193,629
$7.75	4.89	30,000	23,125
$9.60	1.77	50,000	50,000
		14,224,389	8,923,444

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of certain assumptions. See Note 6 in the consolidated financial statements and accompanying notes included in the 2022 Form 10-K for additional information regarding such assumptions.

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $661,652 and $905,522, respectively, relating to stock options granted.

DSUs

Deferred Stock Units (“DSUs”) are stock-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. The Company allows the holders of the DSUs to settle the DSUs in cash or common shares. During the three months ended March 31, 2023 and 2022, the Company issued nil DSUs.

The number and weighted average share prices of DSUs was as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	DSUs	share price	DSUs	share price
DSUs outstanding	111,231	$3.16	127,460	$3.02
DSUs exercisable	111,231	$3.16	127,460	$3.02

The fair value of the DSUs liabilities was estimated using the stock price as of March 31, 2023 and December 31, 2022.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation of $nil and $97,280, respectively, relating to DSUs granted.

RSUs

RSUs are stock-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. RSUs are accounted for as equity-settled share-based payment transactions as the obligations under an RSU will be settled through the issuance of common shares.

Details of RSUs outstanding as at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Number of	Weighted average	Number of
	RSUs	share price	RSUs	Deemed value
RSUs outstanding	1,875,000	$1.02	1,875,000	$1.02
RSUs exercisable	—	$—	—	$—

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $213,227 and $203,745, respectively, relating to RSUs granted.

13.Revenue

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Revenue	$504,427	$1,038,643

The Company generates revenue primarily through the sale of EVs as well as parts sales, services, repairs, and support services. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer.

14.Interest income

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Interest income	$1,438,838	$86,245

Interest income relates to interest earned on cash deposited in the Company’s bank accounts.

15.Current income tax expense

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal state income taxes has been included in these condensed consolidated financial statements due to the loss for the periods.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

16.Basic and Diluted loss per share

The calculation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022 was based on the net loss attributable to common shareholders of $12,311,634 and $17,965,607, respectively, and the weighted average number of common shares outstanding of 119,287,917 and 118,451,752, respectively. For the three months ended March 31, 2023, diluted loss per share did not include the effect of 14,224,389 stock options, 5,395,481 warrants, 111,231 DSUs and 1,875,000 RSUs, as the effect would have been anti-dilutive. For the three months ended March 31, 2022, diluted loss per share did not include the effect of 11,151,488 stock options, 7,158,021 warrants, 93,956 DSUs and 522,385 RSUs, as the effect would have been anti-dilutive.

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net loss	$(12,311,634)	$(17,965,607)
Weighted average number of shares outstanding – basic and diluted	119,287,917	118,451,752
Loss per share – basic and diluted	$(0.10)	$(0.15)

17.Segment information

During the three months ended March 31, 2023, the Company operated in one reportable business segment, Electric Vehicles, in Canada and the United States. The Company no longer includes custom built vehicles as a reportable business segment because it ceased production of such vehicles in December 2022. Supplemental geographic data has been provided below:

	Three months ended March 31, 2023		Three months ended March 31, 2022
		Custom Built		Custom Built
	Electric Vehicles	Vehicles	Electric Vehicles	Vehicles
Revenue	$504,427	$—	$871,945	$166,698
Gross profit	(96,777)	—	(1,897,180)	(6,313)
Depreciation and amortization	(926,564)	—	(1,159,739)	(11,596)
Operating expenses	(12,875,410)	—	(15,179,365)	(56,833)
Other items	1,393,563	—	317,598	27,821
Current income tax recovery	—	—	—	—
Deferred income tax recovery	—	—	—	—
Net (loss)/income	(12,311,634)	—	(17,918,686)	(46,921)
FX translation	37,307	—	471	(6,321)
Comprehensive (loss)/income	$(12,274,327)	$—	$(17,918,215)	$(53,242)

	March 31, 2023		December 31, 2022
	Electric	Custom Built	Electric	Custom Built
	Vehicles	Vehicles	Vehicles	Vehicles
Inventory	$4,286,597	$—	$4,233,055	$—
Plant and equipment, net	16,393,277	—	16,452,477	—
Operating lease right-of-use assets	8,559,312	—	9,031,277	—
Other assets	4,611,173	—	5,093,825	—
Total assets	$162,235,725	$—	$181,186,106	$60,323

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Sales to unaffiliated customers:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
United States	$504,427	$940,134
Canada	—	98,509
Total	$504,427	$1,038,643

Plant and equipment and right-of-use assets:

	March 31, 2023	December 31, 2022
United States	$22,743,701	$23,113,904
Canada	2,206,059	2,366,861
Other foreign countries	2,829	2,989
Total	$24,952,589	$25,483,754

18.Fair value

The following table presents the hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Liabilities:
Share-based compensation liability	$—	$58,248	$—	$58,248

The following table presents the hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Share-based compensation liability	$—	$76,476	$—	$76,476

Financial liabilities measured at fair value as of March 31, 2023 consisted of the non-transferrable warrants denominated in Canadian dollars (“CAD”) and DSUs. The fair values of DSUs and the non-transferrable warrants are both classified as Level 2 in the fair value hierarchy.

The fair value of the DSUs was measured using the quoted market price for common shares of the Company on the Nasdaq exchange.

The fair value of the non-transferrable warrants denominated in CAD were calculated using the Black-Scholes option pricing model using the historical volatility of comparable companies as an estimate of future volatility. As of March 31, 2023 and December 31, 2022, if the volatility used was increased by 10%, the impact would be a $nil increase to derivative liabilities.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

19.Commitments and contingencies

Commitments

On February 17, 2023, the Company announced a voluntary recall of the SOLO. On April 14, 2023, the Company issued a stop-drive and stop-sell notice and has notified customers of a vehicle buy-back program for all 429 G2 and G3 SOLO vehicles sold since the release in 2021. The basis of the recall was due to the vehicle potentially experiencing a loss of propulsion while driving.  As of March 31, 2023 and December 31, 2022, a recall provision of $8,915,044 was recorded as an estimate of the cost to buy-back all retailed vehicles, which was included in trade payables and accrued liabilities within the Company’s condensed consolidated balance sheet.

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV, LLC (“GLV”), pursuant to which GLV will provide design, development, and manufacturing services for the planned E4, the Company’s anticipated 4-wheel electric passenger vehicle. The estimated cost as set out in the Design Agreement is $13,692,000, where 80% will be paid during 2023 with the remaining costs to be paid in 2024. The Company may terminate the Design Agreement upon 30 days written notice to GLV under special circumstances or due to breach of contract. The Company will be responsible for the costs of any finished and conforming products delivered to the Company as well as the costs of the required materials on hand at GLV’s purchase price. As of March 31, 2023 and December 31, 2022, the Company had $9,584,400 and $nil commitments, respectively, under the Design Agreement.

Contingencies

In the ordinary course of business, the Company may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect the Company’s results of operations, financial condition, or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on the Company as a result of legal fees, the diversion of management’s time and attention and other factors.

On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles. As a result, Zongshen claimed $22.8 million in relation to the termination of the Manufacturing Agreement and Extension Agreement. The Company was working together with legal counsel on achieving an agreement for the termination of the Manufacturing Agreement. The Company estimated a $15.7 million termination provision, representing the Company’s best assessment of the settlement amount, which is presented as a contract termination liability within the Company’s consolidated balance sheets. On February 16, 2023, the Company gave notice to Zongshen of potential claims against it for supplying defective products, which Zongshen has denied. On May 8, 2023, the Company entered into a settlement agreement with Zongshen relating to the Manufacturing Agreement (see Note 20 for additional information).

20.Subsequent events

On April 14, 2023, the Company issued a stop-drive and stop-sell notice and has notified customers of a vehicle buy-back program for all 429 G2 and G3 SOLO vehicles sold since the release in 2021. The basis of the recall was due to the vehicle potentially experiencing a loss of propulsion while driving. As of March 31, 2023 and December 31, 2022, a recall provision of $8,915,044 was recorded as an estimate of the cost to buy-back all retailed vehicles, which was included in trade payables and accrued liabilities within the Company’s condensed consolidated balance sheet.

On May 8, 2023, the Company entered into a settlement deed (the “Settlement Agreement”) with Zongshen, effective as of May 4, 2023. The Settlement Agreement resolves all outstanding claims relating to the Manufacturing Agreement and the related cancellation notice and defective notice provided by the Company to Zongshen (collectively, the “Agreement and Notices”). Pursuant to the Manufacturing Agreement, Zongshen had agreed to manufacture the Company’s SOLO vehicles, and the Company agreed to certain target purchase volumes for the period from June 1, 2021 to November 30, 2023.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Pursuant to the Settlement Agreement, the Company has agreed, among other things, to (i) pay Zongshen $8.0 million in cash, (ii) forfeit $7.1 million in previously paid deposits to Zongshen, which are currently included in prepaid expenses and other current assets on the consolidated balance sheet as of March 31, 2023 (see Note 4), and (iii) provide Zongshen $1.0 million in the form of claims to certain agreed upon vendor owned vehicle parts, in full and final settlement, satisfaction, discharge and release of all claims that were or could have been brought relating to the Agreement and Notices. The Company will receive an additional129 G3 SOLO vehicles. The Company is required to pay the cash portion of the settlement amount within 10 business days of the effective date of the Settlement Agreement. The parties have also agreed to provide mutual releases of all claims relating to the Agreement and Notices. Additionally, the parties have agreed to certain winding down obligations, including with respect to completed SOLO vehicles and SOLO parts in Zongshen’s possession, and to certain undertakings regarding non-disparagement. The Company will record this transaction in Q2 2023.

ELECTRAMECCANICA VEHICLES CORP.

MANAGEMENT DISCUSSION AND ANALYSIS

(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “ElectraMeccanica,” “we,” “us” or “our” are references to the combined business of ElectraMeccanica Vehicles Corporation. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

All amounts in the MD&A have been rounded to the nearest thousand unless otherwise indicated.

Overview

ElectraMeccanica designs and manufactures smaller, simpler and purposeful EVs that we believe are a better fit for everyday use in an increasingly crowded, complex world. To date, we have primarily targeted the U.S. as our commercial market.

We have historically sold these vehicles directly to consumers and small businesses. Our initial product was the three-wheel, single-seat, SOLO.

In December 2022, we decided to assemble other companies’ EVs to further leverage the resources and capabilities of our recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona. We believe this combination of developing our own vehicles and helping to build those of others places the Company in the best position to benefit from the secular growth of the EV category overall.

The Company is headquartered in Burnaby, British Columbia, Canada. In December 2022, we announced the Company would focus its operations in its Mesa, Arizona, facility.

Recent Events

On February 17, 2023, the Company announced a voluntary recall of the SOLO. The Company paused deliveries and sales of the SOLO while investigating the issue. The recall was made due to the vehicle potentially experiencing a loss of propulsion while driving, which was a condition that existed as of December 31, 2022. The Company was required to remedy the issue within a specific timeframe from the date of the recall announcement. After a thorough investigation, the Company was not able to determine the root cause and fix of the said issue and, therefore, issued a buy-back program on April 14, 2023, for all 429 SOLO EVs sold since its release in 2021. The Company has recorded a recall provision of $8,915,044 as an estimate of the cost to buy-back all retailed vehicles. This amount is included within trade payables and accrued liabilities within the Company’s condensed consolidated balance sheets.

On March 1, 2023, the Company entered into a Contract Assembly Agreement (the “Assembly Agreement”) with GLV to assemble the Volcon Grunt EVO and Runt off-road electric motorcycles. In accordance with the Assembly Agreement, the Company will perform contract assembly services to GLV for 150 days in the Company’s Mesa facility and GLV will ship materials and parts to the plant. The Company will charge GLV a fixed service fee per product plus additional fees for support services. Both the Company and GLV have the option to terminate after the first 90 days of the Assembly Agreement upon giving the requisite 30-day notice. Upon termination, GLV will pay the Company all committed, non-cancellable costs and expenses and the Company will return in-process products as well as all GLV materials and parts.

ELECTRAMECCANICA VEHICLES CORP.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(Unaudited)

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV, pursuant to which GLV will provide design, development, and manufacturing services for the planned E4, the Company’s anticipated 4-wheel electric passenger vehicle. The estimated cost as set out in the Design Agreement is $13,692,000, where 80% will be paid during 2023 with the remaining costs to be paid in 2024. The Company may terminate the Design Agreement upon 30 days written notice to GLV under special circumstances or due to breach of contract. The Company will be responsible for the costs of any finished and conforming products delivered to the Company as well as the costs of the required materials on hand at GLV’s purchase price.

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

On March 29, 2023, the Company entered into a Contract Assembly Agreement (the “Assembly Agreement”) with GLV to assemble the Volcon Stag electric Utility Terrain Vehicle (UTV). In accordance with the Assembly Agreement, the Company will perform contract assembly services to GLV for one year in the Company’s Mesa facility and GLV will ship materials and parts to the plant. The Company will charge GLV a fixed service fee per product plus additional fees for support services. Both the Company and GLV have the option to terminate after the first 180 days of the Assembly Agreement upon giving the requisite 90-day notice. Upon termination, GLV will pay the Company all committed, non-cancellable costs and expenses and the Company will return in-process products as well as all GLV materials and parts.

Results of Operations

The following financial information is for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$504,427	$1,038,643
Cost of revenue	407,650	2,942,136
Gross profit / (loss)	96,777	(1,903,493)

Operating expenses:
General and administrative expenses	8,878,971	8,733,578
Research and development expenses	2,583,703	4,671,100
Sales and marketing expenses	2,339,300	3,002,855
Total operating expenses	13,801,974	16,407,533

Operating loss	(13,705,197)	(18,311,026)

Other non-operating income	1,393,563	345,419
Net loss before taxes	$(12,311,634)	$(17,965,607)

Revenue

The revenue of the Company principally represents sales of the SOLO. Revenue for the SOLO is recognized when the Company has transferred control to the customer which generally occurs upon delivery.

ELECTRAMECCANICA VEHICLES CORP.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(Unaudited)

Revenue for the three months ended March 31, 2023, was $504,427 compared to $1,038,643 for the same period in 2022, primarily reflecting a decrease in SOLO unit deliveries in 2023 to 29 compared with 45 unit deliveries in the prior year period. The reduction in SOLO unit deliveries was primarily caused by the Company’s voluntary vehicle stop-sale issued on February 21, 2023.

Cost of Revenue and Gross Profit (Loss)

Cost of revenue was $407,650 and $2,942,136 for the three months ended March 31, 2023 and 2022, respectively, resulting in a gross profit of $96,777 for the three months ended March 31, 2023 and a gross loss of $1,903,493 for the three months ended March 31, 2022. The decreased cost of revenue was primarily attributable to the decrease of inventory provision to $nil for the three months ended March 31, 2023 compared to an increase in the inventory provision balance of $1,451,336 in the prior year period.

General and administrative expenses

For the three months ended March 31, 2023, general and administrative expenses were $8,878,971, compared to $8,733,578 for the three months ended March 31, 2022. The increase of $145,393 was principally a result of the following:

●	rent expenses increased by approximately $787,000 primarily related to the Mesa, Arizona facility;
●	consulting expenses increased by approximately $102,000; offset by
●	amortization expense decreased by approximately $245,000;
●	stock-based compensation expense decreased by approximately $308,000;
●	office and administrative expense decreased by approximately $73,000; and
●	other expenses decreased by approximately $116,000.

Research and development expenses

Research and development expenses were $2,583,703 for the three months ended March 31, 2023, compared to $4,671,100 for the three months ended March 31, 2022. The decrease in research and development expenses was primarily attributable to a reduction a headcount and internal engineering project costs.

Sales and marketing expenses

Sales and marketing expenses were $2,339,300 for the three months ended March 31, 2023, compared to $3,002,855 for the three months ended March 31, 2022. The decrease in sales and marketing expenses was primarily attributable to the reduction in headcount and decreased sales and marketing activities due to the decision to stop sale of the SOLO as a result of the February 2023 voluntary recall and the subsequent decision to buy-back all retailed vehicles.

Net Loss

During the three months ended March 31, 2023, the Company incurred a net loss of $12,3111,634, compared to a net loss of $17,965,607 for the three months ended March 31, 2022. The decrease in net loss was primarily attributable to the decrease in gross loss due to the decrease of sales volume and the decrease in operating expenses associated with the Company’s decision to stop sale of the SOLO as result of the February 2023 voluntary recall and the subsequent decision to buy-back all retailed vehicles.

ELECTRAMECCANICA VEHICLES CORP.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash and cash equivalents and restricted cash of $112.9 million, including $1.7 million of restricted cash, and working capital of $102.0 million. Since inception, we have funded our operations from proceeds from equity sales.

Summary of Cash Flows

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows:
Cash flows used in operating activities	$(21,198,969)	$(26,460,082)
Cash flows used in investing activities	(670,876)	(1,068,392)
Cash flows (used in) / provided by financing activities	(16,143)	274,730
Decrease in cash and cash equivalents and restricted cash	$(21,885,988)	$(27,253,744)

Cash Flows from Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $21,198,969, compared with $26,460,082 for the three months ended March 31, 2022. Cash used in operating activities during the three months ended March 31, 2023 decreased principally as a result of an improvement in net loss, driven primarily by a reduction in headcount, consulting spend, and other enterprise operational costs, partially offset by increased outflows in trade payables and accrued liabilities, compared to the three months ended March 31, 2022.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $670,876, compared with $1,068,392 for the three months ended March 31, 2022. Cash in investing activities decreased primarily driven by a reduction in capital improvements made to our Mesa, Arizona facility.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, we used $16,143 of cash in financing activities for the settlement of DSUs, as compared to having $274,730 of cash provided by financing activities during the three months ended March 31, 2022 from proceeds received upon the exercise of stock options.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and significant judgements and estimates is set forth in Item 7 on the 2022 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Roles 12a-15(e) or 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of March 31, 2023, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2022 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31,2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operation or financial condition.

ITEM 1A. RISK FACTORS

You should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2022 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in the 2022 Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016
10.1(+)	Contract Assembly Agreement between ElectraMeccanica USA, LLC and GLV, LLC, dated March 1, 2023	Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023
10.2(+)	Design and Supply Agreement between ElectraMeccanica USA, LLC and GLV, LLC, dated March 3, 2023	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023
10.3(+)	Executive Employment Agreement between the Company and Michael Bridge, dated February 9, 2023	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith

(+)Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRAMECCANICA VEHICLES CORP.

Dated: May 15, 2023.

/s/ Susan E. Docherty
Susan E. Docherty
Chief Executive Officer (Principal Executive Officer), Chief Operating Officer and a Director

/s/ Mark Orsmond
Mark Orsmond
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)