Form 10-Q
period 2023-06-30
ELECTRAMECCANICA VEHICLES CORP.
filed 2023-08-04
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023 OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______.

Commission file number: 001-38612

ELECTRAMECCANICA VEHICLES CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1485035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6060 Silver Drive

Third Floor

Burnaby, British Columbia, Canada, V5H 0H5

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (604) 428-7656

8057 North Fraser Way

Burnaby, British Columbia, Canada, V5J 5M8

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

The registrant had 119,287,917 common shares outstanding as of August 4, 2023.

Forward-Looking Statements

This Quarterly Report of ElectraMeccanica Vehicles Corp. (“we,” “us,” “our,” “ElectraMeccanica” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations, including those related to our utilization of our Mesa plant through contract assembly as a service, as well as our exploration of other strategic third-party opportunities and potential options for our business and the intended goals and benefits; the projection of timing and delivery of products in the future, including the E4 (as defined in this Quarterly Report); projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our recall of SOLO electric vehicles (“EVs”); and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	prices of other EVs, costs associated with manufacturing EVs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the current COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the EV market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans, including whether it can be successful in consummating any potential strategic third-party opportunities and potential options for its business and in realizing any of the intended benefits;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plans;

●	the Company’s ability to successfully execute a buy-back program for retailed SOLO vehicles subject to recall;
●	the Company’s plan to develop, manufacture, market and profitably sell a new four-wheeled SOLO alternative (the “Project E4” or “E4”);
●	the Company’s ability to successfully and profitably assemble contracted third-party native-EV designs using the Company’s Mesa, Arizona, facility;
●	developments in alternative technologies or improvements in the internal combustion engine;
●	inability to keep up with advances in EV and battery technology;
●	inability to design, develop, market and sell new EVs and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing EVs;
●	inability to succeed in establishing, maintaining and strengthening the ElectraMeccanica brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023 (the “2022 Form 10-K”).

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$104,002	$1,546,715	$608,429	$2,585,358
Cost of revenue	1,305,998	3,430,603	1,713,648	6,372,739
Gross loss	(1,201,996)	(1,883,888)	(1,105,219)	(3,787,381)
Operating expenses
General and administrative expenses	8,122,861	9,057,196	17,001,832	17,790,774
Research and development expenses	3,651,072	5,614,265	6,234,775	10,285,365
Sales and marketing expenses	552,496	3,105,470	2,891,796	6,108,325
Total operating expenses	12,326,429	17,776,931	26,128,403	34,184,464
Operating loss	(13,528,425)	(19,660,819)	(27,233,622)	(37,971,845)
Other non-operating income (expense)
Interest income	1,358,179	241,421	2,797,017	327,666
Changes in fair value of derivative liabilities	—	68,473	—	190,898
Other income (expense), net	(1,469,007)	(28,761)	(1,493,417)	13,648
Gain on settlement of legal liabilities	858,366	—	858,366	—
Foreign exchange loss	(86,098)	(149,958)	(106,963)	(55,618)
Loss before taxes	(12,866,985)	(19,529,644)	(25,178,619)	(37,495,251)
Current income tax expense	1,000	847	1,000	847
Net loss	$(12,867,985)	$(19,530,491)	$(25,179,619)	$(37,496,098)
Other comprehensive income (loss)
Foreign currency translation adjustments	(28,301)	12,195	9,006	6,345
Comprehensive loss	$(12,896,286)	$(19,518,296)	$(25,170,613)	$(37,489,753)
Loss per share – basic and diluted	$(0.10)	$(0.16)	$(0.21)	$(0.32)
Weighted average number of shares outstanding – basic and diluted	119,287,917	118,612,731	119,287,917	118,532,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$89,334,551	$134,255,538
Receivables, net	409,069	273,958
Prepaid expenses and other current assets	4,683,725	11,390,850
Inventory, net	2,791,076	4,233,055
Total current assets	97,218,421	150,153,401

Restricted cash	1,717,897	515,449
Plant and equipment, net	14,609,023	16,452,477
Operating lease right-of-use assets	7,456,826	9,031,277
Other assets	4,267,924	5,093,825
Total assets	$125,270,091	$181,246,429

Current liabilities
Trade payables and accrued liabilities	$3,997,728	$19,346,470
Customer deposits	37,089	339,744
Current portion of lease liabilities	1,162,673	810,677
Contract termination liability	—	15,700,000
Total current liabilities	5,197,490	36,196,891

Share-based compensation liability	69,651	76,476
Lease liabilities	16,127,975	17,528,282
Deferred revenue	—	119,253
Total liabilities	21,395,116	53,920,902

Commitments and contingencies

Shareholders’ equity
Share capital - without par value, unlimited shares authorized; 119,287,917 shares issued and outstanding as of June 30, 2023 and December 31, 2022	397,284,531	395,564,470
Accumulated other comprehensive income	4,575,231	4,566,225
Accumulated deficit	(297,984,787)	(272,805,168)
Total shareholders’ equity	103,874,975	127,325,527
Total liabilities and shareholders’ equity	$125,270,091	$181,246,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,179,619)	$(37,496,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,709,842	2,444,378
Stock-based compensation expense	1,729,378	2,760,612
Inventory provision	1,159,700	2,812,496
Loss on disposal of long-lived asset	1,561,153	—
Gain on settlement of legal liabilities	(858,366)	—
Change in fair value of derivative liabilities	—	(190,898)
Unrealized currency translation gain	36,981	—
Changes in operating assets and liabilities:
Receivables	44,888	169,940
Prepaid expenses and other assets	(360,147)	(6,291,841)
Inventory	(181,036)	(7,736,395)
Trade payables and accrued liabilities	(14,773,098)	(140,410)
Operating lease liabilities	412,726	311,993
Customer deposits	(302,875)	(129,873)
Contract termination liability	(8,000,000)	—
Net cash used in operating activities	(43,000,473)	(43,486,096)
Cash flows from investing activities
Expenditures on plant and equipment	(906,271)	(2,171,060)
Proceeds from disposal of plant and equipment	292,757	—
Net cash used in investing activities	(613,514)	(2,171,060)
Cash flows from financing activities
Payment for issuance of common shares for RSU settlement	—	(20,786)
Payment for DSU settlement	(16,143)	—
Proceeds from issuance of common shares for options exercised	—	344,066
Net cash provided by (used in) financing activities	(16,143)	323,280
Decrease in cash and cash equivalents and restricted cash	(43,630,130)	(45,333,876)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(88,409)	6,345
Cash and cash equivalents and restricted cash, beginning	134,770,987	222,219,684
Cash and cash equivalents and restricted cash, ending	$91,052,448	$176,892,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2022	119,287,917	$395,564,470	$4,566,225	$(272,805,168)	$127,325,527
Stock-based compensation	—	876,965	—	—	876,965
Net loss	—	—	—	(12,311,634)	(12,311,634)
Foreign currency translation	—	—	37,307	—	37,307
Balance at March 31, 2023	119,287,917	$396,441,435	$4,603,532	$(285,116,802)	$115,928,165
Stock-based compensation	—	843,096	—	—	843,096
Net loss	—	—	—	(12,867,985)	(12,867,985)
Foreign currency translation	—	—	(28,301)	—	(28,301)
Balance at June 30, 2023	119,287,917	$397,284,531	$4,575,231	$(297,984,787)	$103,874,975

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2021	117,338,964	$390,290,103	$4,501,800	$(149,106,655)	$245,685,248
Shares issued pursuant to exercise of options	1,245,455	295,516	—	—	295,516
Shares issued pursuant to settlement of RSU	27,077	(20,786)	—	—	(20,786)
Stock-based compensation	—	1,109,266	—	—	1,109,266
Net loss	—	—	—	(17,965,607)	(17,965,607)
Foreign currency translation	—	—	(5,850)	—	(5,850)
Balance at March 31, 2022	118,611,496	$391,674,099	$4,495,950	$(167,072,262)	$229,097,787
Shares issued pursuant to exercise of options	113,636	48,550	—	—	48,550
Stock-based compensation	—	1,548,437	—	—	1,548,437
Net loss	—	—	—	(19,530,491)	(19,530,491)
Foreign currency translation	—	—	12,195	—	12,195
Balance at June 30, 2022	118,725,132	$393,271,086	$4,508,145	$(186,602,753)	$211,176,478

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

The head office and principal address of the Company are located at 6060 Silver Drive, Third Floor, Burnaby, British Columbia, Canada, V5H 0H5.

These unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The Company’s continuation is dependent upon, among other things, the successful results from its EV contract assembly activities and its ability to design, develop and launch a new 4-wheel electric passenger vehicle, “Project E4” or “E4”, and generate profitable operations therefrom.

Beginning in August 2020, the Company has designed, assembled, and sold a unique, three-wheeled, single-seat commuter electric vehicle, the SOLO. On February 17, 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. On April 14, 2023, the Company decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers.

In December 2022, the Company decided to assemble other companies’ EVs to further leverage the resources and capabilities of its recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona. The Company continues to explore utilization of its Mesa EV plant through contract assembly as a service. The Company has been in preliminary discussions with multiple prospective EV companies that have expressed interest in potentially using the Company’s facility and skilled workforce as an extension of their own manufacturing and engineering facilities to serve incremental consumer and business demand.

The Company continues to explore a 2-seat, 4-wheel, EV product (E4). The Company has completed initial exterior and interior designs. The Company also recently conducted market research to ascertain consumer reaction to exterior and interior design renderings, battery range, charging speed, marketing and branding requirements among other specifications. Development of E4 is at a preliminary stage and there can be no assurance that the Company will commence commercialization or have sufficient capital to reach commercial launch.

The Company is exploring or may explore other strategic third-party opportunities and potential options for its business, which may include, but are not limited to, mergers or acquisitions of other assets or entities, collaborations, including partnerships and joint ventures, divestitures, and other potential transactions that may complement, expand, enhance, or realign the Company’s existing know-how, technology, development efforts, and/or market presence. There are no assurances that the Company will be successful in effecting any such transactions or realizing any of the intended benefits.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2022 Form 10-K. The unaudited condensed consolidated balance sheet as of December 31, 2022, was derived from audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the quarter ended June 30, 2022 reflect the retrospective adoption of U.S. GAAP which was reflected in the 2022 Form 10-K. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2022 Form 10-K. All financial information in this Quarterly Report is presented in U.S. dollars, unless otherwise indicated.

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

3.Cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2023	December 31,2022
Cash and cash equivalents	$89,334,551	$134,255,538
Restricted cash	1,717,897	515,449
Total cash, cash equivalents and restricted cash	$91,052,448	$134,770,987

The Company’s restricted cash as of June 30, 2023 and December 31, 2022, consists of certificates of deposits related to the Company’s corporate credit card program and a bank issued letter of credit.

4.Prepaid expenses and other current assets

	June 30, 2023	December 31,2022
SOLO vehicle deposit (at supplier)	$—	$7,133,451
Battery cell deposit	—	300,000
Prepaid insurance	907,189	1,095,152
Prepaid rent and security deposit	402,354	495,112
Cloud computing assets	1,372,617	1,234,039
Other prepaid expenses	2,001,565	1,133,096
Total prepaid expenses and other current assets	$4,683,725	$11,390,850

The Company’s prepaid expenses and other current assets as of June 30, 2023 decreased compared with December 31, 2022 as a result of the settlement agreement with Chongqing Zongshen Automobile Industry Co., Ltd. (“Zongshen”), as further described in Note 10, which was partially offset by an increase in third party transaction prepaid expenses.

5.Inventory, net

The Company’s inventory consisted of the following:

	June 30, 2023	December 31, 2022
Parts and batteries	$1,542,565	$1,242,055
Vehicles	2,408,211	18,022,771
Inventory provision	(1,159,700)	(15,031,771)
Total inventory, net	$2,791,076	$4,233,055

For both the three and six months ended June 30, 2023, $1,159,700 was recognized as inventory write-downs (June 30, 2022 – $1,361,160 and $2,812,496 for the three and six months respectively). These charges are reflected in cost of revenue.

6.Plant and equipment, net

	June 30, 2023	December 31, 2022
Furniture and equipment	$3,238,768	$2,117,901
Computer hardware and software	1,244,052	1,381,786
Vehicles	687,490	1,046,817
Leasehold improvements	11,419,614	12,862,333
Production tooling and molds	575,295	1,956,743
Total plant and equipment	17,165,219	19,365,580
Less: accumulated depreciation	(2,556,196)	(2,913,103)
Total plant and equipment, net	$14,609,023	$16,452,477

During the three and six months ended June 30, 2023, depreciation expense of $439,616 and $1,022,519, respectively, was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss (June 30, 2022 – $1,102,683 and $2,138,966 for the three and six months, respectively).

During the three and six months ended June 30, 2023, $nil and $1,498,130 of production tooling was transferred to equipment upon completion of the asset ($nil for both the three and six months ended June 30, 2022).

During the three months ended June 30, 2023, the Company terminated the lease for its Burnaby, BC, Canada headquarters, and concurrently disposed of plant and equipment with the following net book values on the date of disposal: furniture and equipment of $153,482, leasehold improvements of $978,230, computer hardware of $42,599, and vehicles of $1,871. The loss on this disposal was $1,063,425, net of cash proceeds received of $112,757, and was recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

During the six months ended June 30, 2023, the Company disposed of manufacturing equipment located in Mesa with a net book value of $337,126 on the date of disposal. The loss on this disposal was $157,126, net of cash proceeds receivable of $180,000, and was recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

7.Other assets

	June 30, 2023	December 31, 2022
Security deposit	$1,161,000	$1,161,000
Cloud computing assets	3,094,968	3,920,869
Intangible assets	11,956	11,956
Total other assets	$4,267,924	$5,093,825

During the three and six months ended June 30, 2023, amortization of $343,661 and $687,322, respectively, was recorded for capitalized cloud computing assets within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss (June 30, 2022 – $169,378 and $303,449 for the three and six months, respectively).

8.Trade payables and accrued liabilities

	June 30, 2023	December 31, 2022
Trade payables	$948,202	$3,795,992
Recall provision	1,860,548	8,915,044
Accrued liabilities	1,188,978	6,635,434
Total trade payables and accrued liabilities	$3,997,728	$19,346,470

On February 17, 2023, the Company announced a voluntary recall of the SOLO. On April 14, 2023, the Company issued a stop-drive and stop-sell notice and has notified customers of a vehicle buy-back program for all 429 SOLO vehicles sold since the release in 2021. The basis of the recall was a result of vehicle potentially experiencing a loss of propulsion while driving.  As of December 31, 2022, a recall provision of $8,915,044 was recorded as an estimate of the cost to buy-back all retailed vehicles, which was included in trade payables and accrued liabilities within the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company made payments for 361 vehicles returned by customers, which reduced the recall provision balance to $1,860,548 as of June 30, 2023.

9.Leases

The Company has operating leases for its offices and manufacturing warehouse facilities. These leases span a period of five to eleven years.

The components of lease expense, included within general and administrative expenses and sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense
Operating lease expense	$457,248	$549,451	$1,399,379	$826,329
Short-term lease expense	175,689	382,387	323,565	771,307
	$632,937	$931,838	$1,722,944	$1,597,636

	June 30, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	9.14	9.41
Weighted average operating lease discount rate	10.46%	10.28%

As of June 30, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

June 30, 2023
2023 (remaining six months)	$1,476,829
2024	2,860,671
2025	2,789,540
2026	2,847,403
2027	2,598,847
Thereafter	15,230,661
Total minimum lease payments	27,803,951
Less: interest	10,513,303
Present value of lease obligations	17,290,648
Less: Current portion	1,162,673
Long-term portion of lease obligations	$16,127,975

During the three months ended June 30, 2023, the Company terminated the lease of its previous Burnaby, BC, Canada headquarters, and derecognized the right-of-use assets of $828,193 and lease liability of $936,029. The gain on this disposal was $107,836 and is recorded within other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

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

On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles. As a result, Zongshen claimed $22.8 million in relation to the termination of the Manufacturing Agreement.  As of December 31, 2022, the Company estimated a $15.7 million termination provision, representing the Company’s best assessment of the settlement amount, which is presented as a contract termination liability within the Company’s condensed consolidated balance sheets.

On May 8, 2023, the Company entered into a settlement deed (the “Settlement Agreement”) with Zongshen, effective as of May 4, 2023. The Settlement Agreement resolves all outstanding claims relating to the Manufacturing Agreement and the related cancellation notice and defective notice provided by the Company to Zongshen.

As of June 30, 2023, in fulfillment of all obligations under the Settlement Agreement and in settlement of the existing contract termination liability of $15.7 million, the Company paid  $8.0 million in cash to Zongshen, de-recognized existing prepaid deposits of $7,167,340 and accounts payable to Zongshen of $281,462, and recognized 129 SOLO vehicle inventories received from Zongshen valued at $44,244, resulting in a gain on settlement of contract termination liability of $858,366.

11.Share capital and other components of equity

Share capital

The Company is authorized to issue an unlimited number of common shares without par value.

The Company is authorized to issue an unlimited number of preferred shares without par value.

As of both June 30, 2023 and December 31, 2022, the Company had 119,287,917 issued and outstanding common shares and nil preferred shares.

Share options exercised

During the six months ended June 30, 2023, the Company issued no common shares for options exercised by option holders. During the six months ended June 30, 2022, the Company issued 1,359,091 shares for proceeds of $344,066.

RSUs exercised

During the six months ended June 30, 2023, no restricted share units (“RSUs) vested. During the six months ended June 30, 2022, the Company issued 27,077 common shares in connection with the vesting of RSUs and decreased share capital by $20,786.

Warrants

On exercise, each warrant allows the holder to purchase one common share of the Company, including on a cashless basis, based on the formula as set forth in the applicable warrant agreement.

Warrants of the Company classified as equity are composed of the following as at June 30, 2023:

	Number of warrants	Number of warrants
Date of issuance	outstanding	exercisable	Exercise price	Expiry date
October 31, 2017	125,000	125,000	$15.00	October 31, 2024
August 8, 2018	4,513,253	4,513,253	$4.27	August 8, 2023
November 9, 2018	7,440	7,440	$3.20	November 9, 2023
November 9, 2018	749,788	749,788	$2.56	May 9, 2024
	5,395,481	5,395,481

12.Stock-based compensation

Under the Company’s share-based payment arrangements, total stock-based compensation of $854,499 and $1,729,378 was recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023, respectively (June 30, 2022 – $1,554,064 and $2,760,612 for the three and six months, respectively).

	Three months ended	Three months ended	Six months ended	Six months ended
Share-based compensation expense recorded in	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expenses	$814,409	$1,161,241	$1,586,349	$2,235,041
Research and development expenses	6,559	297,752	70,834	459,150
Sales and marketing expenses	33,531	95,071	72,195	66,421
	$854,499	$1,554,064	$1,729,378	$2,760,612

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

During the six months ended June 30, 2023 and 2022, the Company issued 1,266,454 and 2,408,849 options, respectively.

Details of stock options outstanding at June 30, 2023 were as follows:

	Weighted average	Number of options	Number of options
Exercise price	contractual life	outstanding	exercisable
$2.00 CAD	0.93	65,000	65,000
$0.535	6.73	500,000	—
$0.57	6.86	101,298	46,757
$0.59	6.96	400,000	—
$0.99	6.56	198,614	76,688
$1.08	6.31	129,274	91,140
$1.11	6.44	3,750,000	—
$1.50	6.09	666,793	403,952
$1.91	2.55	2,955,000	2,848,058
$1.94	5.81	90,242	54,425
$2.13	5.60	47,099	30,283
$2.45	3.10	1,250,000	1,250,000
$2.53	3.11	50,000	50,000
$2.62	0.23	700,000	700,000
$3.01	1.44	750,000	750,000
$3.40	1.87	1,035,000	1,035,000
$3.41	4.06	520,000	509,155
$3.55	5.05	5,000	3,240
$3.56	5.37	108,109	73,021
$3.77	1.44	50,000	50,000
$4.15	1.44	750,000	750,000
$5.00	0.42	193,629	193,629
$7.75	4.64	30,000	25,000
$9.60	1.52	50,000	50,000
		14,395,058	9,055,348

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of certain assumptions. See Note 6 in the consolidated financial statements and accompanying notes included in the 2022 Form 10-K for additional information regarding such assumptions.

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $627,499 and $1,289,151, respectively, relating to stock options granted (June 30, 2022 – $1,299,059 and $2,204,581 for the three and six months, respectively).

DSUs

Deferred Stock Units (“DSUs”) are stock-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. The Company allows the holders of the DSUs to settle the DSUs in cash (subject to the approval of the Plan Administrator (as defined in the Stock Incentive Plan)) or common shares. During the three months ended June 30, 2023 and 2022, the Company issued nil and 42,879 DSUs, respectively.

The number and weighted average share prices of DSUs was as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	DSUs	share price	DSUs	share price
DSUs outstanding	111,231	$3.16	127,460	$3.02
DSUs exercisable	111,231	$3.16	127,460	$3.02

The fair value of the DSUs liabilities was estimated using the stock price as of June 30, 2023 and December 31, 2022.

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of nil and $11,403, respectively. relating to DSUs granted (June 30, 2022 - $5,628 and $102,908 for the three and six months, respectively).

RSUs

RSUs are stock-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. RSUs are accounted for as equity-settled share-based payment transactions as the obligations under an RSU will be settled through the issuance of common shares.

Details of RSUs outstanding at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Number of	Weighted average	Number of
	RSUs	share price	RSUs	Deemed value
RSUs outstanding	1,875,000	$1.02	1,875,000	$1.02
RSUs exercisable	—	$—	—	$—

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $215,597 and $428,824 relating to RSUs granted (June 30, 2022 - $249,378 and $453,123 for the three and six months, respectively).

13.Revenue

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$104,002	$1,546,715	$608,429	$2,585,358

The Company generates revenue primarily through the sale of EVs as well as parts sales, services, repairs, and support services. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer.

14.Interest income

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Income	$1,358,179	$241,421	$2,797,017	$327,666

Interest income relates to interest earned on cash deposited in the Company’s bank accounts.

15.Income taxes

As of June 30, 2023 and December 31, 2022, the Company’s deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal state income taxes has been included in these unaudited condensed consolidated financial statements due to the loss for the periods.

16.Basic and Diluted loss per share

The calculation of basic and diluted loss per share for the three and six months ended June 30, 2023 was based on the net loss attributable to common shareholders of $12,867,985 and $25,179,619, respectively (June 30, 2022 – $19,530,491 and $37,496,098 for the three and six months, respectively), with the weighted average number of common shares outstanding of 119,287,917 for both the three and six months ended June 30, 2023 (June 30, 2022 – 118,612,731 and 118,532,693 for the three and six months, respectively). For the three and six months ended June 30, 2023, diluted loss per share did not include the effect of 14,395,058 stock options, 5,601,074 warrants, 111,231 DSUs and 1,875,000 RSUs, as the effect would have been anti-dilutive. For the three and six months ended June 30, 2022, diluted loss per share did not include the effect of 12,567,657 stock options, 7,058,021 warrants, 127,460 DSUs and 522,385 RSUs, as the effect would have been anti-dilutive.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(12,867,985)	$(19,530,491)	$(25,179,619)	$(37,496,098)
Weighted average number of shares outstanding – basic and diluted	119,287,917	118,612,731	119,287,917	118,532,693
Loss per share – basic and diluted	$(0.10)	$(0.16)	$(0.21)	$(0.32)

17.Segment information

During the three and six months ended June 30, 2023, the Company operated in one reportable business segment, Electric Vehicles, in Canada and the United States. The Company no longer includes custom built vehicles as a reportable business segment because it ceased production of such vehicles in December 2022. Supplemental geographic data has been provided below:

	Three months ended June 30, 2023		Three months ended June 30, 2022
		Custom Built		Custom Built
	Electric Vehicles	Vehicles	Electric Vehicles	Vehicles
Revenue	$104,002	$—	$1,305,537	$241,178
Gross loss	(1,201,996)	—	(1,858,694)	(25,194)
Depreciation and amortization	(783,278)	—	(1,271,456)	(1,587)
Operating expenses	(11,543,151)	—	(16,462,034)	(41,854)
Other items	661,440	—	136,762	(5,587)
Current income tax expense	(1,000)	—	(847)	—
Net loss	(12,867,985)	—	(19,456,269)	(74,222)
Foreign currency translation adjustments	(28,301)	—	(4,619)	16,814
Comprehensive loss	$(12,896,286)	$—	$(19,460,888)	$(57,408)

	Six months ended June 30, 2023		Six months ended June 30, 2022
		Custom Built		Custom Built
	Electric Vehicles	Vehicles	Electric Vehicles	Vehicles
Revenue	$608,429	$—	$2,177,482	$407,876
Gross loss	(1,105,219)	—	(3,755,874)	(31,507)
Depreciation and amortization	(1,709,842)	—	(2,431,195)	(13,183)
Operating expenses	(24,418,561)	—	(31,641,399)	(98,687)
Other items	2,055,003	—	454,360	22,234
Current income tax expense	(1,000)	—	(847)	—
Net loss	(25,179,619)	—	(37,374,955)	(121,143)
Foreign currency translation adjustments	9,006	—	(4,148)	10,493
Comprehensive loss	$(25,170,613)	$—	$(37,379,103)	$(110,650)

	June 30, 2023		December 31, 2022
	Electric	Custom Built	Electric	Custom Built
	Vehicles	Vehicles	Vehicles	Vehicles
Inventory	$2,791,076	$—	$4,233,055	$—
Plant and equipment, net	14,609,023	—	16,452,477	—
Operating lease right-of-use assets	7,456,826	—	9,031,277	—
Other assets	4,267,924	—	5,081,869	—
Total assets	$125,270,091	$—	$181,186,106	$60,323

Sales to unaffiliated customers:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
United States	$—	$1,383,267	$504,427	$2,323,401
Canada	—	163,448	—	261,957
Other foreign countries	104,002	—	104,002	—
Total	$104,002	$1,546,715	$608,429	$2,585,358

Plant and equipment and right-of-use assets:

	June 30, 2023	December 31, 2022
United States	$21,898,968	$23,113,904
Canada	164,365	2,366,861
Other foreign countries	2,516	2,989
Total	$22,065,849	$25,483,754

18.Fair value

The following table presents the hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Liabilities:
Share-based compensation liability	$—	$69,651	$—	$69,651

The following table presents the hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Share-based compensation liability	$—	$76,476	$—	$76,476

Financial liabilities measured at fair value at June 30, 2023 consisted of the non-transferrable warrants denominated in Canadian dollars (“CAD”) and DSUs. The fair values of DSUs and the non-transferrable warrants are both classified as Level 2 in the fair value hierarchy.

The fair value of the DSUs was measured using the quoted market price for common shares of the Company on the Nasdaq exchange.

The fair value of the non-transferrable warrants denominated in CAD were calculated using the Black-Scholes option pricing model using the historical volatility of comparable companies as an estimate of future volatility. At both June 30, 2023 and December 31, 2022, if the volatility used was increased by 10%, the impact would be a nil increase to derivative liabilities.

19.Commitments and contingencies

Commitments

On February 17, 2023, the Company announced a stop sale of the SOLO. On April 14, 2023, the Company subsequently issued a voluntary recall notice and has notified customers of a vehicle buy-back program for all 429 customer SOLO vehicles sold since its release in 2021. The basis of the recall was a result of the vehicle potentially experiencing a loss of propulsion while driving.  As of June 30, 2023 and December 31, 2022, a recall provision of $1,860,548 and $8,915,044, respectively, was recorded as an estimate of the cost to buy back all retailed vehicles, which was included in trade payables and accrued liabilities in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company made payments of $7,054,496 for 361 vehicles returned by customers, which reduced the recall provision balance to $1,860,548 as of June 30, 2023.

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV LLC (“GLV”), pursuant to which GLV will provide design, development, and manufacturing services for the Company’s two-seat electric motor vehicle, the planned “Project E4” EV. The estimated cost as set out in the Design Agreement is $13,692,000, where 80% will be paid during 2023 with the remaining costs to be paid in 2024. The Company may terminate the Design Agreement upon 30 days written notice to GLV under special circumstances or due to breach of contract.

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

On March 27, 2023, the Company received a deficiency letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 25, 2023, to regain compliance with the Minimum Bid Price Requirement. If, at any time before this date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement. The Company may be eligible for an additional 180 calendar day compliance period. If the Company’s share price does not meet the minimum listing requirements in the initial or extended periods, it may seek to execute a reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “ElectraMeccanica,” “we,” “us” or “our” are references to the combined business of ElectraMeccanica Vehicles Corp. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

All amounts in the MD&A have been rounded to the nearest thousand unless otherwise indicated.

Overview

ElectraMeccanica designs and manufactures smaller, simpler and purposeful EVs that we believe are a better fit for everyday use in an increasingly crowded, complex world. To date, we have primarily targeted the U.S. as our commercial market.

We have historically sold these vehicles directly to consumers and small businesses. Our initial product was the three-wheel, single-seat, SOLO. However, given the significant challenges experienced by both our current customers as well as prospective customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocycle such as the SOLO, at the end of 2022 the Company made the strategic decision to stop the production of the SOLO and focus our efforts and resources on Project E4, which is the next four-wheel evolution of the SOLO. Project E4 plans to leverage the best features and insights derived from the SOLO, following completion of vehicle design, validation and all required testing.

On February 17, 2023, the Company announced a voluntary recall of the SOLO. The Company paused deliveries and sales of the SOLO while investigating the issue. The recall was made due to the vehicle potentially experiencing a loss of propulsion while driving and the Company was required to remedy the issue within a specific timeframe from the date of the recall announcement. After a thorough investigation, the Company was not able to determine the root cause and fix of the said issue and, therefore, issued a buy-back program on April 14, 2023, for all 429 SOLO EVs sold since its release in 2021. As of December 31, 2022, the Company recorded a recall provision of approximately $8.9 million as an estimate of the cost to buy back all retailed vehicles and during the second quarter of 2023 began processing customer buy-backs of the SOLO.

In December 2022, we decided to assemble other companies’ EVs to further leverage the resources and capabilities of our recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona. We continue to explore utilization of our Mesa EV plant through contract assembly as a service. We have been in preliminary discussions with multiple prospective EV companies that have expressed interest in potentially using our facility and skilled workforce as an extension of their own manufacturing and engineering facilities to serve incremental consumer and business demand.

We continue to explore a 2-seat, 4-wheel, EV product (E4). We have completed initial exterior and interior designs. We also recently conducted market research to ascertain consumer reaction to exterior and interior design renderings, battery range, charging speed, marketing and branding requirements among other specifications. Development of E4 is at a preliminary stage and there can be no assurance that we will commence commercialization or have sufficient capital to reach commercial launch.

We are exploring or may explore other strategic third-party opportunities and potential options for our business, which may include, but are not limited to, mergers or acquisitions of other assets or entities, collaborations, including partnerships and joint ventures, divestitures, and other potential transactions that may complement, expand, enhance, or realign our existing know-how, technology, development efforts, and/or market presence. There are no assurances that we will be successful in effecting any such transactions or realizing any of the intended benefits.

The Company is headquartered in Burnaby, British Columbia, Canada. In December 2022, we announced the Company would focus its operations in its Mesa, Arizona, facility.

Recent Events

On March 29, 2023, the Company entered into a Contract Assembly Agreement (the “Assembly Agreement”) with GLV, LLC (“GLV”) to assemble the Volcon Stag electric Utility Terrain Vehicle (UTV). In accordance with the Assembly Agreement, the Company will perform contract assembly services to GLV for one year in the Company’s Mesa facility and GLV will ship materials and parts to the plant. Upon termination, GLV will pay the Company all committed, non-cancellable costs and expenses and the Company will return in-process products as well as all GLV materials and parts.

On April 14, 2023, the Company decided to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers, subsequent to the stop sale notice issued in February. During the six months ended June 30, 2023, the Company made payments for 361 vehicles returned by customers, which reduced the recall provision balance to $1,860,548 as of June 30, 2023.

On May 8, 2023, the Company entered into a settlement deed (the “Settlement Agreement”) with Zongshen, effective as of May 4, 2023. The Settlement Agreement resolves all outstanding claims relating to the Manufacturing Agreement and the related cancellation notice and defective notice provided by the Company to Zongshen.

Results of Operations

The following financial information is for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$104,002	$1,546,715	$608,429	$2,585,358
Cost of revenue	1,305,998	3,430,603	1,713,648	6,372,739
Gross loss	(1,201,996)	(1,883,888)	(1,105,219)	(3,787,381)

Operating expenses:
General and administrative expenses	8,122,861	9,057,196	17,001,832	17,790,774
Research and development expenses	3,651,072	5,614,265	6,234,775	10,285,365
Sales and marketing expenses	552,496	3,105,470	2,891,796	6,108,325
Total operating expenses	12,326,429	17,776,931	26,128,403	34,184,464

Operating loss	(13,528,425)	(19,660,819)	(27,233,622)	(37,971,845)

Other non-operating income	661,440	131,175	2,055,003	476,594
Current income tax expense	1,000	847	1,000	847
Net loss	$(12,867,985)	$(19,530,491)	$(25,179,619)	$(37,496,098)

Revenue

The revenue of the Company principally represents sales of the SOLO vehicles and batteries. Revenue for the SOLO is recognized when the Company has transferred control to the customer which generally occurs upon delivery.

Revenue for the three and six months ended June 30, 2023, was $104,002 and $608,429, respectively, compared to $1,546,715 and $2,585,358, respectively, for the three and six months ended June 30, 2022, primarily reflecting a decrease in SOLO unit deliveries in 2023 to 29 for the six months ended June 30, 2023, as a result of the Company’s decision to cease the sale of vehicles, compared with 68 and 113 unit deliveries, respectively, in the three and six months ended June 30, 2022.

Cost of Revenue and Gross Loss

Cost of revenue was $1,305,998 and $3,430,603 for the three months ended June 30, 2023 and 2022, respectively, resulting in a gross loss of $1,201,996 and $1,883,888 for the three months ended June 30, 2023 and 2022, respectively. Cost of revenue was $1,713,648 and $6,372,739 for the six months ended June 30, 2023 and 2022, respectively, resulting in a gross loss of $1,105,219 and $3,787,381 for the six months ended June 30, 2023 and 2022, respectively. The increase in negative margin is mainly due to the write-down of parts inventories during the three months ended June 30, 2023 as these parts will no longer be used in future operations.

General and administrative expenses

For the three months ended June 30, 2023, general and administrative expenses were $8,122,861, compared to $9,057,196 for the three months ended June 30, 2022. The decrease of $934,335 was principally a result of the following:

●	amortization expense decreased by approximately $664,000;
●	stock-based compensation expense decreased by approximately $352,000;
●	rent decreased by approximately $151,000;
●	investor relation expense decreased by approximately $200,000;
●	insurance expense decreased by approximately $155,000; partially offset by
●	consulting expense increased by approximately $266,000;
●	salary expense increased by approximately $188,000;
●	other expenses increased by approximately $134,000.

For the six months ended June 30, 2023, general and administrative expenses were $17,001,832, compared to $17,790,774 for the six months ended June 30 2022. The decrease of $788,942 was principally a result of the following:

●	amortization expense decreased by approximately $775,000;
●	stock-based compensation expense decreased by approximately $660,000;
●	professional fee decreased by approximately $190,000;
●	insurance expense decreased by approximately $204,000;
●	investor relation expense decreased by approximately $200,000; partially offset by
●	consulting expense increased by approximately $368,000
●	rent increased by approximately $636,000 primarily related to the Mesa, Arizona facility;
●	salary expense increased by approximately $162,000;
●	other expenses increased by approximately $73,000.

Included within general and administrative expenses were $470,658 and $970,658 for the three and six months ended June 30, 2023, respectively, which related to various third party consulting and transaction expenses.

Research and development expenses

Research and development expenses were $3,651,072 for the three months ended June 30, 2023, compared to $5,614,265 for the three months ended June 30, 2022. Research and development expenses were $6,234,775 for the six months ended June 30, 2023, compared to $10,285,365 for the six months ended June 30, 2022. The decrease in research and development expenses was primarily attributable to a reduction in headcount and internal engineering project costs as the Company pivoted its focus and resources from the SOLO to Project E4.

Sales and marketing expenses

Sales and marketing expenses were $552,496 for the three months ended June 30, 2023, compared to $3,105,470 for the three months ended June 30, 2022. Sales and marketing expenses were $2,891,796 for the six months ended June 30, 2023, compared to $6,108,325 for the six months ended June 30, 2022. The decrease in sales and marketing expenses was primarily attributable to the reduction in headcount and decreased sales and marketing activities due to the decision to cease production of the SOLO vehicle in December 2022 and the announcement of the voluntary buy-back program in April 2023.

Net Loss

During the three months ended June 30, 2023, the Company incurred a net loss of $12,867,985, compared to a net loss of $19,530,491 for the three months ended June 30, 2022. During the six months ended June 30, 2023, the Company incurred a net loss of $25,179,619, compared to a net loss of $37,496,098 for the six months ended June 30, 2022. The decreases in net loss were primarily attributable to the decreases in gross loss due to the decrease of sales volume and the decrease in operating expenses associated with the Company’s decision to stop sale of the SOLO as result of the February 2023 voluntary recall and the subsequent decision to buy-back all retailed vehicles.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash and cash equivalents and restricted cash of $91.1 million, including $1.7 million of restricted cash, and working capital of $92.3 million. Since inception, we have funded our operations from proceeds from equity sales. The Company’s primary funding requirements are for, among other things, its ongoing operations, research and development projects for new products and technologies, expansion of infrastructure, including additional manufacturing capacity, and potential acquisitions and strategic investments. The Company believes that it has sufficient cash to carry on its operations for the next 12 months and beyond.

The Company’s financial success depends upon its ability to market and sell its vehicles and to continue to raise sufficient working capital to enable the Company to execute against its business and product development plans. Until such time as the Company can generate significant revenue, if ever, the Company expects to finance its operations through a combination of cash on hand, equity offerings, debt financings, collaborations, strategic alliances or similar transactions. If the Company does raise additional capital through public or private equity offerings, the ownership interest of the Company’s existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the Company’s stockholders’ rights. If the Company raises additional capital through debt financing, the Company may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development of its products.

Summary of Cash Flows

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows:
Cash flows used in operating activities	$(43,000,473)	$(43,486,096)
Cash flows used in investing activities	(613,514)	(2,171,060)
Cash flows (used in) / provided by financing activities	(16,143)	323,280
Decrease in cash and cash equivalents and restricted cash	$(43,630,130)	$(45,333,876)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $43,000,473, compared with $43,486,096 for the six months ended June 30, 2022. Cash used in operating activities decreased principally as a result of decrease in net loss of $12.3 million, partially offset by the payment of $8 million to Zongshen pursuant to the Settlement Agreement relating to the termination of the Manufacturing Agreement for the SOLO vehicles, as well as the payment of $7 million in connection with the voluntary recall of SOLO vehicles, during the six months ended June 30, 2023.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $613,514, compared with $2,171,060 for the six months ended June 30, 2022. Cash used in investing activities decreased primarily driven by a reduction in capital improvements made to our Mesa, Arizona facility.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, we used $16,143 of cash in financing activities for the settlement of DSUs, as compared to having $323,280 of cash provided by financing activities for the six months ended June 30, 2022 primarily from proceeds received upon the exercise of stock options.

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

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and significant judgements and estimates is set forth in Item 7 on the 2022 Form 10-K. There have been no significant changes to these policies during the three months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2022 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

Except as described below under “Remediation,” there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of the 2022 Form 10-K, we began implementing a remediation plan to address the material weaknesses in the Company’s internal control over financial reporting referred to above. Recently, the Company has hired two full-time salaried heads to manage internal controls for business operations and IT. Additionally, the Company has engaged a third-party advisory firm to assist with the remediation efforts around the material weaknesses and overall internal control environment. The material weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II: OTHER INFORMATION

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016
10.1	Settlement Deed, dated May 8, 2023, between ElectraMeccanica Vehicles Corp. and Chongqing Zongshen Automobile Industry Co., Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRAMECCANICA VEHICLES CORP.

Dated: August 4, 2023.

/s/ Susan E. Docherty
Susan E. Docherty
Chief Executive Officer (Principal Executive Officer), Interim Chief Operating Officer and a Director

/s/ Mark Orsmond
Mark Orsmond
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)