Form 10-Q
period 2023-09-30
ELECTRAMECCANICA VEHICLES CORP.
filed 2023-11-03
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023 OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______.

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

8057 North Fraser Way

Burnaby, British Columbia, Canada, V5J 5M8

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Shares, without par value	SOLO	The Nasdaq Stock Market LLC

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

The registrant had 119,287,917 common shares outstanding as of November 2, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of ElectraMeccanica Vehicles Corp. (“we,” “us,” “our,” “ElectraMeccanica” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Report may include, but are not limited to, statements and/or information related to: our financial performance and projections, including our expectation that we will generate minimal revenues for the foreseeable future; our business prospects and opportunities; our business strategy and future operations; our exploration of strategic third-party opportunities and potential options for our business, including the prospects and timing for entering into and consummating any such strategic transaction, as well as our belief that there are opportunities to create long-term shareholder value; plans to explore the contract assembly as a service business; our expectations with respect to the Working Capital Facility (as defined in this Report); the outcome of legal proceedings; projected costs; expected production capacity; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	the availability and cost of revenue producing strategic alternatives and the ability to close, integrate, and bring any such strategic alternatives to profitability;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the current COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the electric vehicle (“EV”), market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;

●	the Company’s ability to successfully and profitably assemble contracted third-party products using the Company’s Mesa, Arizona, facility;
●	developments in alternative technologies or improvements in the internal combustion engine;
●	inability to keep up with advances in EV and battery technology;
●	inability to design, develop, market and sell new EVs and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing EVs;
●	inability to succeed in establishing, maintaining and strengthening the ElectraMeccanica brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively;
●	there is a significant risk that we may be classified as a Passive Foreign Investment Company (“PFIC”) for U.S. federal income tax purposes; and
●	the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part II, Item 1A of this Report and under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023 (the “2022 Form 10-K”), as updated in our subsequent filings with the SEC.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$1,440,149	$608,429	$4,025,507
Cost of revenue	(521,883)	2,395,217	1,191,765	8,767,956
Gross profit (loss)	521,883	(955,068)	(583,336)	(4,742,449)
Operating expenses
General and administrative expenses	6,327,195	10,190,998	22,358,369	27,981,772
Acquisition related expenses	5,778,957	—	6,749,615	—
Research and development expenses	2,346,022	6,542,030	8,580,797	16,827,395
Sales and marketing expenses	66,405	3,267,620	2,958,201	9,375,945
Total operating expenses	14,518,579	20,000,648	40,646,982	54,185,112
Operating loss	(13,996,696)	(20,955,716)	(41,230,318)	(58,927,561)
Other non-operating income (expense)
Interest income	1,154,986	764,002	3,952,003	1,091,668
Impairment of loan receivable	(6,000,000)	—	(6,000,000)	—
Changes in fair value of derivative liabilities	—	276	—	191,174
Other income (expense), net	69,274	17,913	(1,424,143)	31,561
Gain on settlement of legal liabilities	—	—	858,366	—
Foreign exchange (loss) gain	(24,328)	30,244	(131,291)	(25,374)
Loss before taxes	(18,796,764)	(20,143,281)	(43,975,383)	(57,638,532)
Current income tax expense	—	—	1,000	847
Net loss	$(18,796,764)	$(20,143,281)	$(43,976,383)	$(57,639,379)
Other comprehensive income
Foreign currency translation adjustments	16,571	35,015	25,577	41,360
Comprehensive loss	$(18,780,193)	$(20,108,266)	$(43,950,806)	$(57,598,019)
Loss per share – basic and diluted	$(0.16)	$(0.18)	$(0.37)	$(0.49)
Weighted average number of shares outstanding – basic and diluted	119,287,917	111,720,726	119,287,917	118,638,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$73,472,905	$134,255,538
Receivables, net	300,780	273,958
Prepaid expenses and other current assets	3,451,745	11,390,850
Inventory, net	2,812,785	4,233,055
Total current assets	80,038,215	150,153,401

Restricted cash	1,113,859	515,449
Plant and equipment, net	14,491,253	16,452,477
Operating lease right-of-use assets	7,426,739	9,031,277
Other assets	3,923,493	5,093,825
Total assets	$106,993,559	$181,246,429

Current liabilities
Trade payables and accrued liabilities	$3,826,539	19,346,470
Customer deposits	37,278	339,744
Current portion of lease liabilities	1,207,233	810,677
Contract termination liability	—	15,700,000
Total current liabilities	5,071,050	36,196,891

Share-based compensation liability	186,571	76,476
Lease liabilities	15,864,421	17,528,282
Deferred revenue	—	119,253
Total liabilities	21,122,042	53,920,902

Commitments and contingencies (Note 20)

Shareholders’ equity
Share capital - without par value, unlimited shares authorized; 119,287,917 shares issued and outstanding as of September 30, 2023 and December 31, 2022	398,061,266	395,564,470
Accumulated other comprehensive income	4,591,802	4,566,225
Accumulated deficit	(316,781,551)	(272,805,168)
Total shareholders’ equity	85,871,517	127,325,527
Total liabilities and shareholders’ equity	$106,993,559	$181,246,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(43,976,383)	$(57,639,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,583,046	3,942,326
Stock-based compensation expense	2,623,033	4,053,851
Inventory provision	1,653,912	3,118,581
Loss on disposal of long-lived asset	1,563,224	—
Gain on settlement of legal liabilities	(858,366)	—
Change in estimate for recall provision	(500,000)	—
Impairment of loan receivable	6,000,000	—
Change in fair value of derivative liabilities	—	(191,174)
Unrealized currency translation gain	(31,552)	17,084
Changes in operating assets and liabilities:
Receivables, net	(26,822)	266,850
Prepaid expenses and other assets	872,604	(7,823,668)
Inventory, net	(283,745)	(9,079,654)
Trade payables and accrued liabilities	(15,068,431)	(1,936,112)
Operating lease liabilities	223,818	884,148
Customer deposits	(302,686)	(341,078)
Contract termination liability	(8,000,000)	—
Net cash used in operating activities	(53,528,348)	(64,728,225)
Cash flows from investing activities
Expenditures on plant and equipment	(930,047)	(3,296,400)
Proceeds from disposal of plant and equipment	293,604	—
Loan receivable to Tevva	(6,000,000)	—
Net cash used in investing activities	(6,636,443)	(3,296,400)
Cash flows from financing activities
Payment for issuance of common shares for RSU settlement	—	(104,139)
Payment for DSU settlement	(16,143)	—
Proceeds from issuance of common shares for options exercised	—	349,843
Net cash provided by (used in) financing activities	(16,143)	245,704
Decrease in cash and cash equivalents and restricted cash	(60,180,934)	(67,778,921)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,289)	(43,957)
Cash and cash equivalents and restricted cash, beginning	134,770,987	222,219,684
Cash and cash equivalents and restricted cash, ending	$74,586,764	$154,396,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2022	119,287,917	$395,564,470	$4,566,225	$(272,805,168)	$127,325,527
Stock-based compensation	—	876,965	—	—	876,965
Net loss	—	—	—	(12,311,634)	(12,311,634)
Foreign currency translation	—	—	37,307	—	37,307
Balance at March 31, 2023	119,287,917	$396,441,435	$4,603,532	$(285,116,802)	$115,928,165
Stock-based compensation	—	843,096	—	—	843,096
Net loss	—	—	—	(12,867,985)	(12,867,985)
Foreign currency translation	—	—	(28,301)	—	(28,301)
Balance at June 30, 2023	119,287,917	$397,284,531	$4,575,231	$(297,984,787)	$103,874,975
Stock-based compensation	—	776,735	—	—	776,735
Net loss	—	—	—	(18,796,764)	(18,796,764)
Foreign currency translation	—	—	16,571	—	16,571
Balance at September 30, 2023	119,287,917	$398,061,266	$4,591,802	$(316,781,551)	$85,871,517

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2021	117,338,964	$390,290,103	$4,501,800	$(149,106,655)	$245,685,248
Shares issued pursuant to exercise of options	1,245,455	295,516	—	—	295,516
Shares issued pursuant to settlement of RSU	27,077	(20,786)	—	—	(20,786)
Stock-based compensation	—	1,109,266	—	—	1,109,266
Net loss	—	—	—	(17,965,607)	(17,965,607)
Foreign currency translation	—	—	(5,850)	—	(5,850)
Balance at March 31, 2022	118,611,496	$391,674,099	$4,495,950	$(167,072,262)	$229,097,787
Shares issued pursuant to exercise of options	113,636	48,550	—	—	48,550
Stock-based compensation	—	1,548,437	—	—	1,548,437
Net loss	—	—	—	(19,530,491)	(19,530,491)
Foreign currency translation	—	—	12,195	—	12,195
Balance at June 30, 2022	118,725,132	$393,271,086	$4,508,145	$(186,602,753)	$211,176,478
Shares issued pursuant to exercise of options	25,000	5,777	—	—	5,777
Shares issued pursuant to exercise of RSU	137,976	(83,353)	—	—	(83,353)
Stock-based compensation	—	1,294,008	—	—	1,294,008
Net loss	—	—	—	(20,143,281)	(20,143,281)
Foreign currency translation	—	—	35,015	—	35,015
Balance at September 30, 2022	118,888,108	$394,487,518	$4,543,160	$(206,746,034)	$192,284,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRAMECCANICA VEHICLES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Nature and continuance of operations

ElectraMeccanica Vehicles Corp. was incorporated on February 16, 2015, under the laws of the province of British Columbia, Canada, and its principal activity has historically been the development and manufacturing of EVs.

The head office and principal address of the Company are located at 6060 Silver Drive, Third Floor, Burnaby, British Columbia, Canada, V5H 0H5. The operational headquarters of the Company are located 8127 E. Ray Road, Mesa, AZ 85212.

These unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The Company’s continuation is dependent upon its ability to identify and successfully consummate strategic alternatives from which the Company obtains a business model within the broad electrification sector.

The Company has historically designed and manufactured smaller, simpler and purposeful EVs primarily targeted for the U.S. market through direct marketing and sales to consumers and small businesses. The Company’s initial product was the three-wheel, single-seat, SOLO. However, given the significant challenges experienced by customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocycle, such as the SOLO, at the end of 2022, the Company made the strategic decision to cease production of the SOLO.

In February 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. In April 2023, the Company decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers, of which the Company has made payments for 391 vehicles returned by customers as of September 30, 2023.

On August 15, 2023, the Company and Tevva Motors Limited (“Tevva”) signed an arrangement agreement (“Arrangement Agreement”) and other ancillary agreements to merge the two companies into a newly created parent company. The Arrangement Agreement included customary representations, covenants, and closing conditions. On October 4, 2023, the Company terminated the Arrangement Agreement as a result of multiple incurable breaches of the Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to the Company.

The Company is currently exploring other strategic third-party opportunities and potential options for its business primarily within the electrification sector, which may include, but are not limited to, mergers or acquisitions of other assets or entities, collaborations, including partnerships and joint ventures, divestitures, and other potential transactions that may complement, expand, enhance, or realign the Company’s existing know-how, technology, development efforts, facilities, and/or market presence.  There are no assurances that the Company will be successful in effecting any such transactions or realizing any of the intended benefits.

Management intends to finance its operations over the next twelve months using existing cash on hand. Management may seek additional funding through private placements and/or public offerings of equity capital or debt, provided that such funding can be obtained on terms that are commercially competitive and on terms acceptable to the Company.

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

The unaudited condensed consolidated financial statements presented in this Report on Form 10-Q for the three months ended September 30, 2023 should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2022 Form 10-K. The unaudited condensed consolidated balance sheet as of December 31, 2022, was derived from audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the quarter ended September 30, 2022 reflect the retrospective adoption of U.S. GAAP which was reflected in the 2022 Form 10-K. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Other than the new accounting policy for loan receivable detailed below, there have been no other changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the 2022 Form 10-K. All financial information in this Report is presented in U.S. dollars, unless otherwise indicated.

During the three months ended September 30, 2023, the Company advanced cash to Tevva in the form of a loan receivable of $6.0 million (see Note 15). When we record receivables, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We evaluate debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required. We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Changes in the relevant information may significantly affect the estimates of expected credit losses. After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the $6.0 million loan receivable was fully impaired and recorded an impairment loss of $6.0 million in the condensed consolidated statement of operations and comprehensive loss.

Use of estimates

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimating the write down of inventory to net realizable value, assessing the collectability of the loan receivable from Tevva, estimating the recall provision, and estimating contingent liabilities for contract termination. Management estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Segment reporting

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. Up until the fourth quarter of 2022, the Company managed, reported and evaluated its business in the following two reportable operating segments: (i) Electric Vehicles and (ii) Custom Built Vehicles. During the fourth quarter of 2022, the CODM changed how she makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused the Company’s operating segments to change as a result of the Company having ceased receiving orders for custom built vehicles. In consideration of Financial Accounting Standards Board’s Accounting Standards Codification 280, Segment Reporting, the CODM determined that the Company is not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2022, the Company realigned its reporting structure, resulting in a single reportable segment, Electric Vehicles, in the United States.

3.Cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2023	December 31,2022
Cash and cash equivalents	$73,472,905	$134,255,538
Restricted cash	1,113,859	515,449
Total cash and cash equivalents and restricted cash	$74,586,764	$134,770,987

The Company’s restricted cash as of September 30, 2023 and December 31, 2022, consists of certificates of deposits related to the Company’s corporate credit card program and a bank issued letter of credit.

4.Prepaid expenses and other current assets

	September 30, 2023	December 31,2022
SOLO vehicle deposit (at supplier)	$—	$7,133,451
Battery cell deposit	—	300,000
Prepaid insurance	1,401,114	1,095,152
Prepaid rent and security deposit	361,359	495,112
Cloud computing assets	1,373,387	1,234,039
Other prepaid expenses	315,885	1,133,096
Total prepaid expenses and other current assets	$3,451,745	$11,390,850

The Company’s prepaid expenses and other current assets as of September 30, 2023 decreased compared with December 31, 2022 as a result of the settlement agreement with Chongqing Zongshen Automobile Industry Co., Ltd. (“Zongshen”), as further described in Note 10, which was partially offset by an increase in third party transaction prepaid expenses.

5.Inventory, net

The Company’s inventory consisted of the following:

	September 30, 2023	December 31, 2022
Parts and batteries	$1,546,047	$1,242,055
Vehicles	2,920,650	18,022,771
Inventory provision	(1,653,912)	(15,031,771)
Total inventory, net	$2,812,785	$4,233,055

For the three and nine months ended September 30, 2023, $nil and $1,653,912, respectively, was recognized as inventory write-downs (September 30, 2022 – $306,085 and $3,118,581 for the three and nine months, respectively). These charges are reflected in cost of revenue.

6.Plant and equipment, net

	September 30, 2023	December 31, 2022
Furniture and equipment	$3,240,576	$2,117,901
Computer hardware and software	1,242,904	1,381,786
Vehicles	687,490	1,046,817
Leasehold improvements	11,654,292	12,862,333
Production tooling and molds	747,674	1,956,743
Total plant and equipment	17,572,936	19,365,580
Less: accumulated depreciation	(3,081,683)	(2,913,103)
Total plant and equipment, net	$14,491,253	$16,452,477

During the three and nine months ended September 30, 2023, depreciation expense of $529,543 and $1,552,062, respectively, was included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss (September 30, 2022 – $1,243,746 and $3,382,712 for the three and nine months, respectively).

During the three and nine months ended September 30, 2023, $nil and $1,498,130 of production tooling was transferred to equipment upon completion of the asset ($nil for both the three and nine months ended September 30, 2022).

During the nine months ended September 30, 2023, the Company terminated the lease for its Burnaby, British Columbia, Canada headquarters, and concurrently disposed of plant and equipment with the following net book values on the date of disposal: furniture and equipment of $153,482, leasehold improvements of $978,230, computer hardware of $42,599, and vehicles of $1,871. The loss on this disposal was $1,063,425, net of cash proceeds received of $112,757, and was recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

7.Other assets

	September 30, 2023	December 31, 2022
Security deposit	$1,161,000	$1,161,000
Cloud computing assets	2,750,537	3,920,869
Intangible assets	11,956	11,956
Total other assets	$3,923,493	$5,093,825

During the three and nine months ended September 30, 2023, amortization of $343,661 and $1,030,983, respectively, was recorded for capitalized cloud computing assets within general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss (September 30, 2022 – $253,221 and $556,670 for the three and nine months, respectively).

8.Trade payables and accrued liabilities

	September 30, 2023	December 31, 2022
Trade payables	$1,778,535	$3,795,992
Recall provision	306,735	8,915,044
Accrued liabilities	1,741,269	6,635,434
Total trade payables and accrued liabilities	$3,826,539	$19,346,470

On February 17, 2023, the Company announced a voluntary recall of the SOLO. On April 14, 2023, the Company issued a stop-drive and stop-sell notice and notified customers of a vehicle buy-back program for all 429 SOLO vehicles sold since the release in 2021. The basis of the recall was a result of the vehicle potentially experiencing a loss of propulsion while driving.  As of December 31, 2022, a recall provision of $8,915,044 was recorded as an estimate of the cost to buy-back all retailed vehicles. During the three months ended September 30, 2023, the Company reassessed the recall provision estimation and reversed $500,000 of the recall provision, which was recorded in cost of revenue in the condensed consolidated statements of operations and comprehensive loss.  During the nine months ended September 30, 2023, the Company made payments of  $8,108,309 for 391 vehicles returned by customers.  Accordingly, the recall provision balance was reduced to $306,735 as of September 30, 2023, which was included in trade payables and accrued liabilities within the condensed consolidated balance sheets.

9.Leases

The Company has operating leases for its offices and manufacturing warehouse facilities. These leases span a period of five to eleven years.

The components of lease expense, included within general and administrative expenses and sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense
Operating lease expense	$468,552	$822,750	$1,867,931	$1,649,078
Short-term lease expense	34,419	275,408	354,098	1,037,180
	$502,971	$1,098,158	$2,222,029	$2,686,258

	September 30, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	8.91	9.41
Weighted average operating lease discount rate	10.46%	10.28%

As of September 30, 2023, the maturities of the Company’s operating lease liabilities (excluding short-term leases) are as follows:

September 30, 2023
2023 (remaining three months)	$819,369
2024	2,860,671
2025	2,789,540
2026	2,847,403
2027	2,598,847
Thereafter	15,230,663
Total minimum lease payments	27,146,493
Less: interest	10,074,838
Present value of lease obligations	17,071,654
Less: Current portion	1,207,233
Long-term portion of lease obligations	$15,864,421

During the nine months ended September 30, 2023, the Company terminated the lease of its previous Burnaby, British Columbia, Canada headquarters, and derecognized the right-of-use assets of $828,193 and lease liability of $936,029. The gain on this disposal was $107,836 and is recorded within other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

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

On May 8, 2023, the Company entered into a settlement deed (the “Settlement Agreement”) with Zongshen, effective as of May 4, 2023. The Settlement Agreement resolves all outstanding claims relating to the Manufacturing Agreement and the related cancellation notice and defective notice provided by the Company to Zongshen (collectively, the "Agreement and Notices").

As of September 30, 2023, in fulfillment of all obligations under the Settlement Agreement and in settlement of the existing contract termination liability of $15.7 million, the Company paid  $8.0 million in cash to Zongshen, de-recognized existing prepaid deposits of $7,167,340 and accounts payable to Zongshen of $281,462, and recognized 129 SOLO vehicle inventories received from Zongshen valued at $44,244, resulting in a gain on settlement of legal liabilities of $858,366.

11.Share capital and other components of equity

Share capital

The Company is authorized to issue an unlimited number of common shares without par value.

The Company is authorized to issue an unlimited number of preferred shares without par value.

As of both September 30, 2023 and December 31, 2022, the Company had 119,287,917 issued and outstanding common shares and nil preferred shares.

Share options exercised

During the nine months ended September 30, 2023, the Company issued no common shares for options exercised by option holders. During the nine months ended September 30, 2022, the Company issued 1,384,091 shares for proceeds of $349,843.

RSUs exercised

During the nine months ended September 30, 2023, no restricted share units (“RSUs) vested. During the nine months ended September 30, 2022, the Company issued 165,053 common shares in connection with the vesting of RSUs and decreased share capital by $104,139.

Warrants

On exercise, each warrant allows the holder to purchase one common share of the Company, including on a cashless basis, based on the formula as set forth in the applicable warrant agreement.

Warrants of the Company classified as equity are composed of the following as of September 30, 2023:

	Number of warrants	Number of warrants
Date of issuance	outstanding	exercisable	Exercise price	Expiry date
October 31, 2017	125,000	125,000	$15.00	October 31, 2024
November 9, 2018	7,440	7,440	$3.20	November 9, 2023
November 9, 2018	749,788	749,788	$2.56	May 9, 2024
	882,228	882,228

12.Stock-based compensation

Under the Company’s share-based payment arrangements, total stock-based compensation of $893,655 and $2,623,033 was recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively (September 30, 2022 – $1,334,360 and $4,174,820 for the three and nine months, respectively).

	Three months ended	Three months ended	Nine months ended	Nine months ended
Share-based compensation expense recorded in	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expenses	$907,174	$1,165,026	$2,493,524	$3,491,445
Research and development expenses	(2,616)	142,589	68,218	601,821
Sales and marketing expenses	(10,903)	26,745	61,291	81,554
	$893,655	$1,334,360	$2,623,033	$4,174,820

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

During the nine months ended September 30, 2023 and 2022, the Company issued 1,266,454 and 2,908,849 options, respectively.

Details of stock options outstanding as of September 30, 2023 were as follows:

	Weighted average	Number of options	Number of options
Exercise price	contractual life	outstanding	exercisable
$2.00 CAD	0.68	65,000	65,000
$0.535	6.48	500,000	—
$0.57	6.61	42,427	27,428
$0.59	6.71	400,000	—
$0.99	6.31	135,496	83,702
$1.08	6.06	42,556	20,385
$1.11	6.19	3,750,000	—
$1.50	5.90	506,335	350,788
$1.91	2.30	2,955,000	2,893,890
$1.94	5.55	78,163	47,233
$2.13	5.35	21,120	13,640
$2.45	2.85	1,250,000	1,250,000
$2.53	1.48	50,000	50,000
$3.01	1.18	750,000	750,000
$3.40	1.62	1,035,000	1,035,000
$3.41	2.03	520,000	520,000
$3.55	4.79	5,000	3,645
$3.56	5.12	99,097	70,204
$3.77	1.18	50,000	50,000
$4.15	1.18	750,000	750,000
$5.00	0.17	193,629	193,629
$7.75	4.39	30,000	26,875
$9.60	9.60	50,000	50,000
		13,278,823	8,251,419

The fair value of options granted has been estimated using the Black-Scholes option pricing model and based on the weighted average of certain assumptions. See Note 6 in the consolidated financial statements and accompanying notes included in the 2022 Form 10-K for additional information regarding such assumptions.

During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $558,769 and $1,850,005, respectively, relating to stock options granted (September 30, 2022 – $925,767 and $3,130,348 for the three and nine months, respectively).

DSUs

Deferred Stock Units (“DSUs”) are stock-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. The Company allows the holders of the DSUs to settle the DSUs in cash (subject to the approval of the Plan Administrator (as defined in the Stock Incentive Plan)) or common shares. During the three months ended September 30, 2023 and 2022, the Company issued 172,610 and 42,879 DSUs, respectively.

The number and weighted average share prices of DSUs was as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	DSUs	share price	DSUs	share price
DSUs outstanding	284,841	$1.71	127,460	$3.02
DSUs exercisable	284,841	$1.71	127,460	$3.02

The fair value of the DSUs liabilities was estimated using the stock price as of September 30, 2023 and December 31, 2022.

During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $116,920 and $126,238, respectively. relating to DSUs granted (September 30, 2022 - $40,351 and $223,107 for the three and nine months, respectively).

RSUs

RSUs are stock-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. RSUs are accounted for as equity-settled share-based payment transactions as the obligations under an RSU will be settled through the issuance of common shares.

Details of RSUs outstanding as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Number of	Weighted average	Number of
	RSUs	share price	RSUs	Deemed value
RSUs outstanding	1,875,000	$1.02	1,875,000	$1.02
RSUs exercisable	—	$—	—	$—

During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $217,966 and $646,790 relating to RSUs granted (September 30, 2022 - $368,242 and $821,365 for the three and nine months, respectively).

13.Revenue

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$—	$1,440,149	$608,429	$4,025,507

The Company historically generated revenue primarily through the sale of EVs as well as parts sales, services, repairs, and support services. The Company recognized revenue related to the vehicle when the customer obtained control of the vehicle which occurred at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer.

14.Interest income

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Income	$1,154,986	$764,002	$3,952,003	$1,091,668

Interest income relates to interest earned on cash deposited in the Company’s bank accounts.

15.Loan receivable from Tevva

In connection with the Arrangement Agreement, on August 14, 2023, the Company and Tevva entered into a facility letter, pursuant to which the Company advanced $6,000,000 to Tevva under a term loan facility (the “Working Capital Facility”).  Interest on the Working Capital Facility accrues at 8% per annum.  As of September 30, 2023, an aggregate principal amount of $6.0 million (plus any accrued interest and other sums due) was due from Tevva to the Company under the Working Capital Facility.  As a result of the Company’s termination of the Arrangement Agreement on October 4, 2023, due to multiple incurable breaches of the agreement by Tevva, all amounts due (including any accrued interest and other sums due) under the Working Capital Facility became repayable in full 90 days from and including the date on which the Arrangement Agreement was terminated (i.e., January 2, 2024). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the loan receivable advanced pursuant to the Working Capital Facility was fully impaired and recorded an impairment loss of $6,000,000 in the condensed consolidated statement of operations and comprehensive loss.

16.Income taxes

As of September 30, 2023, and December 31, 2022, the Company’s deferred tax liability was zero. Cumulative deferred tax assets are fully reserved as there is not sufficient evidence to conclude it is more likely than not the deferred tax assets are realizable. No current liability for federal state income taxes has been included in these unaudited condensed consolidated financial statements due to the loss for the periods.

17.Basic and diluted loss per share

The calculation of basic and diluted loss per share for the three and nine months ended September 30, 2023 was based on the net loss attributable to common shareholders of $18,796,764 and $43,976,383, respectively (September 30, 2022 – $20,143,281 and $57,639,379 for the three and nine months, respectively), with the weighted average number of common shares outstanding of 119,287,917 for both the three and nine months ended September 30, 2023 (September 30, 2022 – 111,720,726 and 118,638,876 for the three and nine months, respectively). For the three and nine months ended September 30, 2023, diluted loss per share did not include the effect of 13,278,823 stock options, 882,228 warrants, 284,841 DSUs and 1,875,000 RSUs, as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, diluted loss per share did not include the effect of 12,616,414 stock options, 6,186,519 warrants, 127,460 DSUs and 325,275 RSUs, as the effect would have been anti-dilutive.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(18,796,764)	$(20,143,281)	$(43,976,383)	$(57,639,379)
Weighted average number of shares outstanding – basic and diluted	119,287,917	111,720,726	119,287,917	118,638,876
Loss per share – basic and diluted	$(0.16)	$(0.18)	$(0.37)	$(0.49)

18.Segment information

During the three and nine months ended September 30, 2023, the Company operated in one reportable business segment, Electric Vehicles, in Canada and the United States. The Company no longer includes custom built vehicles as a reportable business segment because it ceased production of such vehicles in December 2022. Supplemental geographic data has been provided below:

	Three months ended September 30, 2023		Three months ended September 30, 2022
		Custom Built		Custom Built
	Electric Vehicles	Vehicles	Electric Vehicles	Vehicles
Revenue	$—	$—	$1,274,523	$165,626
Gross profit (loss)	521,883	—	(1,002,132)	47,064
Depreciation and amortization	(873,204)	—	(1,497,198)	(750)
Operating expenses	(13,645,375)	—	(18,495,631)	(7,069)
Other items	(4,800,068)	—	813,390	(955)
Current income tax expense	—	—	—	—
Net profit (loss)	(18,796,764)	—	(20,181,571)	38,290
Foreign currency translation adjustments	16,571	—	(5,186)	40,201
Comprehensive income (loss)	$(18,780,193)	$—	$(20,186,757)	$78,491

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
		Custom Built		Custom Built
	Electric Vehicles	Vehicles	Electric Vehicles	Vehicles
Revenue	$608,429	$—	$3,452,005	$573,502
Gross profit (loss)	(583,336)	—	(4,758,006)	15,557
Depreciation and amortization	(2,239,385)	—	(3,928,393)	(13,933)
Operating expenses	(38,407,597)	—	(50,137,030)	(105,756)
Other items	(2,745,065)	—	1,267,750	21,279
Current income tax expense	(1,000)	—	(847)	—
Net loss	(43,976,383)	—	(57,556,526)	(82,853)
Foreign currency translation adjustments	25,577	—	(9,334)	50,694
Comprehensive loss	$(43,950,806)	$—	$(57,565,860)	$(32,159)

	September 30, 2023		December 31, 2022
	Electric	Custom Built	Electric	Custom Built
	Vehicles	Vehicles	Vehicles	Vehicles
Inventory	$2,812,785	$—	$4,233,055	$—
Plant and equipment, net	14,491,253	—	16,452,477	—
Operating lease right-of-use assets	7,426,739	—	9,031,277	—
Other assets	3,923,493	—	5,081,869	—
Total assets	$106,993,559	$—	$181,186,106	$60,323

Sales to unaffiliated customers:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
United States	$—	$1,440,149	$504,427	$3,763,550
Canada	—	—	—	261,957
Other foreign countries	—	—	104,002	—
Total	$—	$1,440,149	$608,429	$4,025,507

Plant and equipment and right-of-use assets:

	September 30, 2023	December 31, 2022
United States	$21,779,125	$23,113,904
Canada	136,531	2,366,861
Other foreign countries	2,336	2,989
Total	$21,917,992	$25,483,754

19.Fair value

The following table presents the hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Liabilities:
Share-based compensation liability	$—	$186,571	$—	$186,571

The following table presents the hierarchy for the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Share-based compensation liability	$—	$76,476	$—	$76,476

Financial liabilities measured at fair value as of September 30, 2023 consisted of the non-transferrable warrants denominated in Canadian dollars (“CAD”) and DSUs. The fair values of DSUs and the non-transferrable warrants are both classified as Level 2 in the fair value hierarchy.

The fair value of the DSUs was measured using the quoted market price for common shares of the Company on the Nasdaq exchange.

The fair value of the non-transferrable warrants denominated in CAD were calculated using the Black-Scholes option pricing model using the historical volatility of comparable companies as an estimate of future volatility. At both September 30, 2023 and December 31, 2022, if the volatility used was increased by 10%, the impact would be a nil increase to derivative liabilities.

20.Commitments and contingencies

Commitments

On February 17, 2023, the Company announced a stop sale of the SOLO. On April 14, 2023, the Company subsequently issued a voluntary recall notice and notified customers of a vehicle buy-back program for all 429 customer SOLO vehicles sold since its release in 2021. The basis of the recall was a result of the vehicle potentially experiencing a loss of propulsion while driving.  As of September 30, 2023 and December 31, 2022, a recall provision of $306,735 and $8,915,044, respectively, was recorded as an estimate of the cost to buy back all retailed vehicles, which was included in trade payables and accrued liabilities in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company made payments for 391 vehicles returned by customers and reversed $500,000 of the recall provision, which reduced the recall provision balance to $306,735 as of September 30, 2023.

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV LLC (“GLV”), pursuant to which GLV was to provide design, development, and manufacturing services for the Company’s previously planned “Project E4” EV. The estimated cost as set out in the Design Agreement is $13,692,000, where 80% will be paid during 2023 with the remaining costs to be paid in 2024. During the three months ended September 30, 2023, the Company terminated the Design Agreement. The Company paid GLV a total of $4,107,600 under the Design Agreement. The Company has no further payment obligations under the Design Agreement, effective as of September 16, 2023.

Contingencies

In the ordinary course of business, the Company may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. The Company is subject to threatened and actual legal proceedings and claims for which the outcome is not probable or estimable. The Company does not believe the outcome of such threatened or actual legal proceedings or claims will have a material impact on the Company’s results of operations, financial condition, or cash flows. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect the Company’s results of operations, financial condition, or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on the Company as a result of legal fees, the diversion of management’s time and attention and other factors.

On March 27, 2023, the Company received a deficiency letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, the Company was provided an initial period of 180 calendar days, or until September 25, 2023, to regain compliance with the Minimum Bid Price Requirement. On September 26, 2023, the Company received a letter from Nasdaq granting the Company an additional 180 calendar day period, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. If, at any time before this date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement. The Company intends to continue actively monitoring the bid price for its common stock and will consider all available options available to it if its common stock does not trade at a level to regain compliance with the Minimum Bid Price Requirement, which includes effecting a reverse stock split, if necessary. However, there can be no assurances that a reverse stock split will be consummated or that it will achieve its intended effect of increasing the bid price of the Company's common stock in an amount sufficient to regain compliance with the Minimum Bid Price Requirement.

21.Subsequent events

As discussed above, on August 15, 2023, we and Tevva signed the Arrangement Agreement and other ancillary agreements to merge the two companies into a newly created parent company. On October 4, 2023, we terminated the Arrangement Agreement as a result of multiple incurable breaches of the Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to us.  As a result of our termination of the Arrangement Agreement, all amounts due (including any accrued interest and other sums due) under the Working Capital Facility with Tevva became repayable in full 90 days from and including the date on which the Arrangement Agreement was terminated (i.e., January 2, 2024). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, we determined that the loan receivable advanced pursuant to the Working Capital Facility was fully impaired and recorded an impairment loss of $6,000,000 in the condensed consolidated statement of operations and comprehensive loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Report to the “Company,” “ElectraMeccanica,” “we,” “us” or “our” are references to the combined business of ElectraMeccanica Vehicles Corp. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

All amounts in the MD&A have been rounded to the nearest thousand unless otherwise indicated.

Overview

We have historically designed and manufactured smaller, simpler and purposeful EVs primarily targeted for the U.S. market through direct marketing and sales to consumers and small businesses. Our initial product was the three-wheel, single-seat, SOLO. However, given the significant challenges experienced by customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocycle, such as the SOLO, at the end of 2022, we made the strategic decision to cease the production of the SOLO and focus our efforts and resources on a new four-wheeled electric passenger vehicle, which was referred to as “Project E4” or “E4.”

In December 2022, we decided to assemble other companies’ EVs to further leverage the resources and capabilities of our recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona. We continue to explore utilization of our Mesa facility through contract assembly as a service. We have been in discussions with multiple prospective EV companies, as well as companies in other manufacturing industries, that are interested in using our Mesa facility and skilled workforce as an extension of their own manufacturing and engineering facilities to serve incremental consumer and business demand. However, there can be no assurance we will be successful in entering into any contract assembly as a service arrangements with any of these companies.

In February 2023, we announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. In April 2023, we decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers, of which we have made payments for 391 vehicles returned by customers as of September 30, 2023.

In August 2023, we determined not to pursue our previously announced plan to develop and sell the E4 because of the significant costs to design, develop, manufacture, sell, support, and service the E4, as well as our decision to explore strategic alternatives for our business.

On August 15, 2023, we and Tevva signed the Arrangement Agreement and other ancillary agreements to merge the two companies into a newly created parent company. The Arrangement Agreement included customary representations, covenants, and closing conditions. On October 4, 2023, we terminated the Arrangement Agreement as a result of multiple incurable breaches of the Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to us.

During the first and second quarters of 2023, the Company evaluated roughly 100 potential strategic partner companies and had exploratory talks with nearly a dozen companies. This comprehensive due diligence performed over the last six months is expected to be leveraged going forward as the Company explores strategic third-party opportunities, primarily within the broad electrification sector. Such opportunities may include, but are not limited to, mergers or acquisitions of other assets or entities, collaborations, including partnerships and joint ventures, divestitures, and other potential transactions that may complement, expand, enhance, or realign the Company’s existing know-how, technology, facilities, and/or market presence. The Company is currently in direct contact with multiple third parties regarding potential strategic opportunities and believes there are opportunities to create long-term shareholder value. There are no assurances that the Company will be successful in effecting any such transactions or realizing any of the intended benefits. As the Company conducts its strategic review process, the Company is focused on reducing costs to maximize the strength of its balance sheet and reduce its use of cash.

The head office and principal address of the Company are located at 6060 Silver Drive, Third Floor, Burnaby, British Columbia, Canada, V5H 0H5. The operational headquarters of the Company are located 8127 E. Ray Road, Mesa, AZ 85212.

Recent Events

On February 17, 2023, the Company announced a voluntary recall of the SOLO. The Company paused deliveries and sales of the SOLO while investigating the issue. The recall was made due to the vehicle potentially experiencing a loss of propulsion while driving and the Company was required to remedy the issue within a specific timeframe from the date of the recall announcement. After a thorough investigation, the Company was not able to determine the root cause and fix of the said issue and, therefore, issued a buy-back program on April 14, 2023, for all 429 SOLO EVs sold since its release in 2021. As of December 31, 2022, the Company recorded a recall provision of approximately $8.9 million as an estimate of the cost to buy back all retailed vehicles and during the second quarter of 2023 began processing customer buy-backs of the SOLO. During the nine months ended September 30, 2023, we made payments for 391 vehicles returned by customers and reversed $500,000 of the recall provision, which reduced the recall provision balance to $306,735 as of September 30, 2023.

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV, LLC (“GLV”) whereby the Company engaged GLV to provide certain design, development and manufacturing services to the Company for E4.

On March 29, 2023, the Company entered into a Contract Assembly Agreement (the “Assembly Agreement”) with GLV, LLC (“GLV”) to assemble the Volcon Stag electric Utility Terrain Vehicle (UTV). The Assembly Agreement called for the Company to perform contract assembly services to GLV for one year in the Company’s Mesa facility and GLV to ship materials and parts to the plant. Upon termination, GLV would pay the Company all committed, non-cancellable costs and expenses and the Company would return in-process products as well as all GLV materials and parts.

On May 8, 2023, we entered into the Settlement Agreement with Zongshen, effective as of May 4, 2023. The Settlement Agreement resolves all outstanding claims relating to the Manufacturing Agreement and the related cancellation notice and defective notice provided by us to Zongshen.

As discussed above, on August 15, 2023, we and Tevva signed the Arrangement Agreement and other ancillary agreements to merge the two companies into a newly created parent company. On October 4, 2023, we terminated the Arrangement Agreement as a result of multiple incurable breaches of the Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to us.  As a result of our termination of the Arrangement Agreement, all amounts due (including any accrued interest and other sums due) under the Working Capital Facility with Tevva became repayable in full 90 days from and including the date on which the Arrangement Agreement was terminated (i.e., January 2, 2024). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, we determined that the loan receivable advanced under the Working Capital Facility was fully impaired and recorded an impairment loss of $6,000,000 in the condensed consolidated statement of operations and comprehensive loss.

On August 17, 2023, we delivered notice to GLV to terminate each of the Design Agreement and the Assembly Agreement, effective as of September 16, 2023. The decision to terminate the agreements with GLV was due to our entering into the Arrangement Agreement with Tevva.

Results of Operations

The following financial information is for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$—	$1,440,149	$608,429	$4,025,507
Cost of revenue	521,883	(2,395,217)	(1,191,765)	(8,767,956)
Gross profit (loss)	521,883	(955,068)	(583,336)	(4,742,449)

Operating expenses:
General and administrative expenses	6,327,195	10,190,998	22,358,369	27,981,772
Acquisition related expenses	5,778,957	—	6,749,615	—
Research and development expenses	2,346,022	6,542,030	8,580,797	16,827,395
Sales and marketing expenses	66,405	3,267,620	2,958,201	9,375,945
Total operating expenses	14,518,579	20,000,648	40,646,982	54,185,112

Operating loss	(13,996,696)	(20,955,716)	(41,230,318)	(58,927,561)

Other non-operating income	1,199,932	812,435	3,254,935	1,289,029
Impairment of loan receivable	(6,000,000)	—	(6,000,000)	—
Current income tax expense	—	—	(1,000)	(847)
Net loss	$(18,796,764)	$(20,143,281)	$(43,976,383)	$(57,639,379)

Revenue

The historical revenue of the Company principally represents sales of the SOLO vehicles and batteries. Revenue for the SOLO was recognized when the Company transferred control to the customer which generally occurred upon delivery.

Revenue for the three and nine months ended September 30, 2023, was $nil and $608,429, respectively, compared to $1,440,149 and $4,025,507, respectively, for the three and nine months ended September 30, 2022.  The decreases in revenue were primarily due to a decrease in SOLO unit deliveries to nil and 29, respectively, for the three and nine months ended September 30, 2023, as a result of the Company’s decision to cease the sale of SOLO vehicles beginning in February 2023 following the announced recall, compared with 64 and 177 unit deliveries, respectively, for the three and nine months ended September 30, 2022.

Cost of Revenue and Gross Profit (Loss)

Cost of revenue was $(521,883) for the three months ended September 30, 2023 and $2,395,217 for the three months ended September 30, 2022, resulting in a gross profit of $521,883 for the three months ended September 30, 2023 and gross loss of $955,068 for the three months ended September 30, 2022. The cost of revenue recovery for the three months ended September 30, 2023 was due to a $500,000 decrease of the SOLO recall provision balance following the Company’s change in estimate related to the  recall provision during the period.

Cost of revenue was $1,191,765 and $8,767,956 for the nine months ended September 30, 2023 and 2022, respectively, resulting in a gross loss of $583,336 and $4,742,449 for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses

For the three months ended September 30, 2023, general and administrative expenses were $6,327,195, compared to $10,190,998 for the three months ended September 30, 2022. The decrease of $3,863,803 was primarily a result of the following:

●	amortization expense decreased by approximately $968,000 as a result of decreased long-lived asset balances;
●	salary expense decreased by approximately $736,000 as a result of a decrease in headcount;

●	investor relation expense decreased by approximately $659,000 as a result of less investor relation activities;
●	office expense decreased by approximately $474,000 as a result of lower IT costs and travel activities;
●	rent decreased by approximately $402,000;
●	consulting expense decreased by approximately $399,000 as a result of less consulting activities as the Company reduced spending on SOLO related activities and focused on strategic business development activities;
●	stock-based compensation expense decreased by approximately $217,000;
●	insurance expense decreased by approximately $115,000; and
●	other expenses increased by approximately $106,000.

For the nine months ended September 30, 2023, general and administrative expenses were $22,358,369, compared to $27,981,772 for the nine months ended September 30 2022. The decrease of $5,623,403 was primarily a result of the following:

●	amortization expense decreased by approximately $1,743,000 as a result of decreased long-lived asset balances;
●	consulting expense and professional fees decreased by approximately $1,086,000 as a result of less consulting activities ;
●	stock-based compensation expense decreased by approximately $877,000 as a result of less options issued and decreased share price;
●	investor relation expense decreased by approximately $859,000 as a result of less investor relation activities;
●	salary expense decreased by approximately $574,000 as a result of a decrease in headcount;
●	office expense decreased by approximately $401,000 as a result of lower IT costs and travel activities;
●	insurance expense decreased by approximately $319,000 as a result of lower premiums upon renewal; and
●	rent increased by approximately $234,000 primarily related to the Mesa, Arizona facility.

Acquisition related expenses

For the three months ended September 30, 2023, the Company incurred acquisition related expenses of $5,779,000. These primarily  consist of financial advisor, legal and other professional fees, incurred in connection with our process of exploring strategic third-party opportunities and potential options for our business.  Such activities included the previously contemplated merger transaction with Tevva. No such comparable expenses were incurred in the prior year period. For the nine months ended September 30, 2023, the Company incurred acquisition related expenses of $6,750,000, with no comparable expenses in the prior year period.

Research and development expenses

Research and development expenses were $2,346,022 for the three months ended September 30, 2023, compared to $6,542,030 for the three months ended September 30, 2022. Research and development expenses were $8,580,797 for the nine months ended September 30, 2023, compared to $16,827,395 for the nine months ended September 30, 2022. The decreases in research and development expenses was primarily attributable to a reduction in headcount and internal engineering project costs as the Company pivoted its focus and resources from the SOLO, partially offset by an increase of $4,185,100 related to Project E4.

Sales and marketing expenses

Sales and marketing expenses were $66,405 for the three months ended September 30, 2023, compared to $3,267,620 for the three months ended September 30, 2022. Sales and marketing expenses were $2,958,201 for the nine months ended September 30, 2023, compared to $9,375,945 for the nine months ended September 30, 2022. The decrease in sales and marketing expenses was primarily attributable to the reduction in headcount and decreased sales and marketing activities due to the decision to end the SOLO supply arrangement with Zongshen in March 2023 and announcement of the voluntary buy-back program in April 2023.

Net Loss

During the three months ended September 30, 2023, the Company incurred a net loss of $18,796,764, compared to a net loss of $20,143,281 for the three months ended September 30, 2022. During the nine months ended September 30, 2023, the Company incurred a net loss of $43,976,383 compared to a net loss of $57,639,379 for the nine months ended September 30, 2022. The decreases in net loss were primarily attributable to the decreases in gross loss compared to the prior year periods due to the decrease of sales volume and the overall reduction in operating expenses associated with the Company’s decision to cease production of SOLO vehicles at the end of 2022 and the decision to cease sales of SOLO vehicles beginning in February 2023 following the announced vehicle recall.  The cumulative impact of these reductions were partially offset by acquisition related expenses incurred in the current year periods in connection our process of exploring  strategic third-party opportunities and potential options for our business, including the previously contemplated merger transaction with Tevva, with no comparable expenses in the prior year periods.

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash and cash equivalents and restricted cash of $74.6 million, including $1.1 million of restricted cash, and working capital (current assets, net of cash and cash equivalents minus current liabilities) of $1.5 million. Since inception, we have funded our operations from proceeds from equity sales. The Company’s primary funding requirements are for, among other things, its ongoing operations, and potential acquisitions and strategic investments. The Company believes that it has sufficient cash to carry on its operations for the next twelve months.

The Company’s financial success is dependent upon its ability to identify and successfully consummate strategic alternatives for its business and to continue to raise sufficient working capital to enable the Company to execute against its business plans. Until such time as the Company can generate significant revenue, if ever, the Company expects to finance its operations through a combination of cash on hand, equity offerings, debt financings, collaborations, strategic alliances or similar transactions. If the Company does raise additional capital through public or private equity offerings, the ownership interest of the Company’s existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the Company’s stockholders’ rights. If the Company raises additional capital through debt financing, the Company may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development of its business plans.

Summary of Cash Flows

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows:
Cash flows used in operating activities	$(53,528,348)	$(64,728,225)
Cash flows used in investing activities	(6,636,443)	(3,296,400)
Cash flows (used in) / provided by financing activities	(16,143)	245,704
Decrease in cash and cash equivalents and restricted cash	$(60,180,934)	$(67,778,921)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $53,528,348 compared with $64,728,225 for the nine months ended September 30, 2022. Cash used in operating activities decreased primarily as a result of decrease in net loss of $13.7 million, partially offset by the payment of $8.0 million to Zongshen pursuant to the Settlement Agreement relating to the termination of the Manufacturing Agreement for the SOLO vehicles, as well as the payment of $8.1 million in connection with the voluntary recall of SOLO vehicles, during the nine months ended September 30, 2023.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $6,636,443, compared with $3,296,400 for the nine months ended September 30, 2022. Cash used in investing activities increased primarily due to the loan receivable advanced to Tevva of $6.0 million under the Working Capital Facility, partially offset by a reduction in capital improvements made to our Mesa, Arizona facility.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, we used $16,143 of cash in financing activities for the settlement of DSUs, as compared to $245,704 of cash provided by financing activities for the nine months ended September 30, 2022 primarily from proceeds received upon the exercise of stock options.

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

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and significant judgements and estimates is set forth in Item 7 on the 2022 Form 10-K. Other than the new accounting policy for loan receivable detailed below, there have been no significant changes to these policies during the three months ended September 30, 2023.

When we record receivables, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We evaluate debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required. We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Changes in the relevant information may significantly affect the estimates of expected credit losses. After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the $6.0 million Working Capital Facility with Tevva is fully impaired and recorded an impairment loss of $6.0 million in the condensed consolidated statement of operations and comprehensive loss.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2022 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

Except as described below under “Remediation,” there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of the 2022 Form 10-K, we began implementing a remediation plan to address the material weaknesses in the Company’s internal control over financial reporting referred to above. We have taken steps toward remediating these material weaknesses, which to date have included:

●	we have hired two full-time salaried heads to manage internal controls for business operations and IT;
●	we have engaged a third-party advisory firm to assist with the remediation efforts around the material weaknesses and overall internal control environment; and
●	during the third quarter of 2023, we completed a gap assessment to ensure the completeness of our remediation plan and also made substantial progress toward the completion of the proposed design of all remediated controls.

Subsequent to the end of the third quarter of 2023, we began implementing the remediated controls, which will be subject to testing based on the operating cycle of the related controls. Testing is expected to be completed in the first quarter of 2024, at which time management will conclude on the effectiveness of the remediated controls in operation. The material weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operation or financial condition.

ITEM 1A. RISK FACTORS

You should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2022 Form 10-K and the risk factors described below, which could materially affect our business, financial condition, or future results. The risks described in the 2022 Form 10-K and below are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

Risks Related to the Business and Industry

We are currently evaluating strategic third-party opportunities and potential options for our business, and there can be no assurance that we will be successful in identifying or completing any such strategic alternatives, that any strategic alternatives will result in additional value for our shareholders or that the process will not have material adverse consequences for us.

We are currently exploring other strategic third-party opportunities and potential options for our business (a “Strategic Transaction”), which may include, but are not limited to, mergers or acquisitions of other assets or entities, collaborations, including partnerships and joint ventures, divestitures, and other potential transactions that may complement, expand, enhance, or realign our existing know-how, technology, development efforts, facilities, and/or market presence.

No assurance can be given as to the outcome of this process, including whether the process will result in the identification or the successful consummation of any Strategic Transaction.  Any potential Strategic Transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest and suitability of third-party partners, the availability of any required financing to complete the Strategic Transaction and the satisfaction of the conditions to the consummation of the Strategic Transaction, such as obtaining any required regulatory and/or shareholder approvals, completion of customary due diligence and the performance by each party of its obligations under the applicable definitive agreement.  For example, on August 15, 2023, we and Tevva signed the Arrangement Agreement and other ancillary agreements to merge the two companies into a newly created parent company. The Arrangement Agreement included customary representations, covenants, and closing conditions. However, on October 4, 2023, we terminated the Arrangement Agreement as a result of multiple incurable breaches of the Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to us.

The process of reviewing Strategic Transactions is time consuming and may be disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We have and may continue to incur substantial expenses associated with identifying, evaluating and consummating potential Strategic Transactions, including legal, accounting, and financial advisory costs, regardless of whether a transaction is completed.  For the nine months ended September 30, 2023, we incurred approximately $6.75 million of expenses relating to the Strategic Transaction process, including in connection with the previously contemplated merger transaction with Tevva.

We also cannot assure you that any potential Strategic Transaction, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock or will achieve the anticipated results, benefits or synergies. Our board of directors may also determine that no Strategic Transaction is in the best interest of our shareholders, at which time our board of directors will consider appropriate alternatives.  Additionally, our stock price may be adversely affected if the process does not result in the consummation of a Strategic Transaction or if a transaction is consummated on terms that investors view as unfavorable to us.

Any Strategic Transaction could involve a number of other risks and uncertainties, including, but not limited to:

●	uncertainties as to the timing of the completion of any Strategic Transaction and the risk that such transaction may not be completed in a timely manner or at all;

●	risks relating to the integration or assimilation of operations, company culture, management team, business model or business infrastructure associated with a Strategic Transaction;
●	risks of entering markets in which we have no, or only limited, experience;
●	the diversion of management and resources towards a Strategic Transaction for which we will have received little or no benefit if the completion of the transaction does not occur;
●	reputational harm with employees, potential business partners and other third parties; and
●	exposure to litigation or other claims resulting from any Strategic Transaction whether or not consummated.

We do not intend to comment regarding the evaluation of Strategic Transactions until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

We expect to generate minimal revenues for the foreseeable future as we continue to evaluate Strategic Transactions and explore the EV contract assembly business.

We have historically designed and manufactured smaller, simpler and purposeful EVs primarily targeted for the U.S. commercial market through sales directly to consumers and small businesses. However, we decided to cease production of our initial three-wheel, single-seat EV vehicle, the SOLO, at the end of 2022 and to cease sales of SOLO vehicles beginning in February 2023 following an announced recall.  Additionally, in August 2023, we determined not to pursue our previously announced plan to develop and sell a new four-wheeled electric passenger vehicle, which was referred to as “Project E4” or “E4,” because of the significant costs to design, develop, manufacture, sell, support, and service the E4, as well as our decision to explore Strategic Transactions for our business.  As a result, for the nine months ended September 30, 2023, we generated no revenues, and we expect to generate minimal revenues for the foreseeable future as we continue to evaluate Strategic Transactions and explore the EV contract assembly business.  Any future revenues are dependent upon the successful results from EV contract assembly activities and our ability to consummate a Strategic Transaction for our business, of which there can be no assurance. If we are unsuccessful in generating sufficient revenues, we will continue to experience losses from operations and negative cash flow.

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

As described in a Current Report on Form 8-K filed with the SEC on March 28, 2023, we received a deficiency letter from Nasdaq’s Staff notifying us that, for the last 30 consecutive business days, the closing bid price for our common shares had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until September 25, 2023, to regain compliance with the Minimum Bid Price Requirement. On September 26, 2023, we received a letter from Nasdaq granting us an additional 180 calendar day period, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement.

We intend to continue actively monitoring the bid price for our common shares and will consider all available options available to us if our common shares do not trade at a level to regain compliance with the Minimum Bid Price Requirement, which includes effecting a reverse stock split, if necessary. However, there can be no assurances that a reverse stock split will be consummated or that it will achieve its intended effect of increasing the bid price of our common shares in an amount sufficient to regain compliance with the Minimum Bid Price Requirement.

We may be classified as a PFIC for U.S. federal income tax purposes.

Current or potential investors in our common shares who are U.S. Holders (as defined below) should be aware that, based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a risk that we may have been classified as a "passive foreign investment company" or "PFIC" for the 2023 taxable year and may be classified as a PFIC for our current taxable year and possibly subsequent years. Each current or potential investor who is a U.S. Holder should consult his, her or its own tax advisor regarding the U.S. federal, state and local, and non-U.S. tax consequences of the acquisition, ownership, and disposition of our common shares, the  U.S.  federal tax consequences of the PFIC rules,  and  the availability of any election that may be available to the holder to mitigate adverse U.S. federal income tax consequences of holding shares of a PFIC.

The rules governing PFICs can have adverse tax effects on U.S. shareholders, which effects may be mitigated by making certain elections for U.S. federal income tax purposes, which elections may or may not be available. If we are a PFIC in any year, a U.S. shareholder in such year will be required to file an annual information return with the IRS-on-IRS Form 8621 regarding distributions received on their common shares, any gain realized on disposition of such common shares and any other information required by such form. Additionally, if we are classified as a PFIC in any taxable year with respect to which a U.S. shareholder owns common shares, we generally will continue to be treated as a PFIC with respect to such U.S. shareholder in all succeeding taxable years, regardless of whether we continue to meet the tests described above, unless the U.S. shareholder makes a “deemed sale election.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing
2.1	Arrangement Agreement, dated August 14, 2023, by and among ElectraMeccanica Vehicles Corp., Tevva Motors Limited, 1432952 B.C. Ltd. and 1432957 B.C. Ltd.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016
10.1	Form of Voting Support and Lock-Up Agreement for ElectraMeccanica Shareholders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023
10.2	Form of Voting Support and Lock-Up Agreement for Tevva Shareholders	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023
10.3	Facility Letter, dated August 14, 2023, by and between ElectraMeccanica Vehicles Corp. and Tevva Motors Limited	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023
10.4	Independent Contractor Consulting Agreement, dated October 11, 2023, between ElectraMeccanica Vehicles Corp. and Orsim Finance Ltd	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023
10.5	Executive Employment Agreement, dated October 9, 2023, between ElectraMeccanica Vehicles Corp. and Stephen Johnston	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023
10.6	Release Agreement, dated October 17, 2023, between ElectraMeccanica Vehicles Corp. and Mark Orsmond	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2023
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRAMECCANICA VEHICLES CORP.

Dated: November 3, 2023.

/s/ Susan E. Docherty
Susan E. Docherty
Chief Executive Officer (Principal Executive Officer), Interim Chief Operating Officer and a Director

/s/ Stephen Johnston
Stephen Johnston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)