Form 10-K/A
period 2022-12-31
ELECTRAMECCANICA VEHICLES CORP.
filed 2023-11-22
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-38612

ELECTRAMECCANICA VEHICLES CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	98-1485035
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

6060 Silver Drive Third Floor Burnaby, British Columbia, Canada	V5H 0H5
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: (604) 428-7656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	SOLO	The Nasdaq Stock Market LLC
Warrants, each to purchase one Common Share	SOLOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.35 on June 30, 2022) was approximately $151,929,386.

The registrant had 119,287,917 common shares outstanding as of April 12, 2023.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Vancouver, B.C., Canada	85

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of ElectraMeccanica Vehicles Corp. (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”).

The Company is filing this Form 10-K/A to (i) correct certain information in Part III, Item 11 (Executive Compensation), including to correct the identification of the Company’s named executive officers for the fiscal year ended December 31, 2022 and to correct the information reported in the executive compensation tables and related narratives; and (ii) correct certain information in Part III, Item 13 (Certain Relationships and Related Transactions, and Director Independence), including to correct the information reported relating to “related party” transactions pursuant to Item 404(a) of Regulation S-K and to include information relating to director independence, which was previously included in Part III, Item 10 (Directors, Executive Officers and Corporate Governance) of the Original Filing. In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A amends and restates in their entirety Items 11 and 13 of Part III and Item 15 of Part IV of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 11.	Executive Compensation

Our named executive officers (“NEOs”) for the fiscal year ended December 31, 2022 (“Fiscal 2022”) consisted of:

•	Susan Docherty, our Chief Executive Officer and Interim Chief Operating Officer;

•	Kim Brink, our Chief Revenue Officer;

•	Kevin Pavlov, our former Chief Executive Officer(1);

•	Bal Bhullar, our former Chief Financial Officer and Chief Compliance Officer(2); and

•	Isaac Moss, our former Chief Administrative Officer and Corporate Secretary(3).

(1) Mr. Pavlov was appointed as Chief Operating Officer of the Company on May 1, 2021 and as Chief Executive Officer of the Company and as a director of the Company on September 21, 2021. Mr. Pavlov was appointed President of the Company on January 27, 2022. Mr. Pavlov resigned from all positions with the Company on December 5, 2022.

(2) Ms. Bhullar was appointed as Chief Financial Officer of the Company on November 19, 2018 and as a director of the Company on December 6, 2019. Ms. Bhullar resigned as Chief Financial Officer and as director and was appointed Chief Compliance Officer of the Company on August 22, 2022. Ms. Bhullar resigned from all positions with the Company on December 31, 2022.

(3) Mr. Moss was appointed Chief Administrative Officer and Corporate Secretary of the Company on May 15, 2018. Mr. Moss resigned from all positions with the Company on September 22, 2022.

Compensation Philosophy

The Company’s compensation philosophy for 2022 was a performance-based compensation design to align NEO compensation with shareholder interests. We believe that to be successful we must hire and retain talented leadership. We recognize that there is significant competition for qualified executives within the global automotive sector with a focus on building electric motor vehicles. It can be particularly challenging for companies to recruit executive officers of the caliber necessary to achieve our short-term and long-term objectives. Accordingly, our executive compensation programs are intended to attract and retain this leadership team in a highly competitive talent market and to motivate them to achieve our business objectives. We believe that the changes made to our leadership team provide us with the skill set necessary to support our near-term objectives and create long-term value for our shareholders, grow our business and assist in the achievement of our strategic goals.

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
Independent Compensation Consultant Involvement in Decision-making process

● Assists the Compensation Committee in the design of the executive compensation ranges, variable incentive plans and the determination of the overall compensation mix.

● Provides analysis and crafts recommendations for the Compensation Committee in setting the executive officers’ compensation.

CEO Involvement in Decision-making process

● Creates and presents recommendations to the Compensation Committee for the compensation of non-CEO executive officers. Does not participate in the Compensation Committees review, discussion or determination of her own salary.

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

Peer Group for 2022 Compensation Benchmarking

The table below sets forth the companies that comprise the peer group (the “Peer Group”) used by GGA to provide benchmark data to the Compensation Committee to determine the appropriate compensation ranges for the 2022 executive compensation program. The Peer Group was developed based on companies that met the following criteria:

•	companies of a similar size to the Company (0.25x to 4x), primarily from a total revenue perspective, but also considering other factors such as market capitalization;
•	companies within the same industry segment as the Company or companies that rely on research and development and engineering innovative and integrated hardware and software products;
•	companies with a similar business strategy and scope of operations to the Company; and
•	publicly traded companies on major North American exchanges, with an emphasis of being traded on the major U.S. exchanges.

The approach used in selecting the Peer Group ensures that the Company’s executives are being benchmarked against positions that require similar skill sets and experience within the key sectors that employ the talent required to lead the Company. The Peer Group was recommended and approved to the Compensation Committee in the fourth quarter of 2021 by the then CEO and was used for the 2022 executive compensation determination.

2022 Peer Group

Electric Vehicle Peers
Acrimoto Inc.	Faraday Future Intelligent Electric Inc.	Nikola Corp.
AYRO Inc.	Fisker Inc.	Rivian Automotive Inc.
Bird Global Inc.	Lordstown Motors Corp.	Workhorse Group Inc.
Canoo Inc.	Lucid Group.
Electric Vehicle Utilities Peers
Blink Charing Co.	ChargePoint Holdings Inc.	Romeo Power Inc.
Automotive Parts Peers
Horizon Global Corp.	PowerFleet Inc.	Sypris Solutions Inc.
Hyliion Holdings Corp.	Standard Motor Products Inc.	XL Fleet Corp.
Motorcar Parts of America Inc.	Strattec Security Corp.

Executive Compensation Overview

The below summary tables outline the key components of the NEO compensation packages in 2022.

Compensation Component	Summary	Reason for component	How is this determined?
Base Salary	Cash based compensation determined annually during Q1.	To provide market competitive base salary to attract and retain qualified executive talent to the Company.	By the executive’s performance, professional qualifications, and market conditions.
Short-term Incentive	Cash based incentive. Variable based on performance.	To incentivize the achievement of strategic objectives.	Measured against a scorecard but high degree of discretion for the Compensation Committee.
Long-term Incentive	Equity based incentive.	To attract, retain and motivate qualified directors and employees and to encourage long-term investments and proprietary interests in the Company	At the discretion of the Board.
Healthcare, Retirement and Other Benefits	Executives are eligible to participate in the same programs as employees for healthcare insurance, stock options, paid time-off, life insurance and other related programs.	To support the well-being of our employees’ health.	The executives are eligible to participate in the standard employee benefits offered within the country they work.
Executive Benefits	Certain executives receive a monthly stipend for rent in Arizona to support their local presence.	Having executives located together provides a more productive workplace for quicker decisions.	Measured against local rent rates for reasonably furnished apartments.

Base Salary

Base salaries are designed to provide a stable source of income for our NEOs. In general, base salaries are established to be market competitive to attract and retain qualified executives. Base salaries are reviewed regularly considering several factors including the executive’s experience, responsibilities, and Peer Group compensation. The base salaries of our NEOs during Fiscal 2022 were as follows:

Named Executive Officer	Fiscal 2022 Base Salary ($USD)
Susan Docherty Chief Executive Officer	$650,000
Kim Brink Chief Revenue Officer	$340,000
Kevin Pavlov(1) Former Chief Executive Officer	$500,000
Bal Bhullar Former Chief Financial Officer and Chief Compliance Officer	$365,000
Isaac Moss Former Chief Administrative Officer and Corporate Secretary	$300,000

(1) On April 1, 2022, Mr. Pavlov’s annual base salary was increased from $450,000 to $500,000.

Short-Term Incentive Program (“STIP”)

Starting in 2022 with the adoption of a formulaic scorecard, our annual cash bonus opportunities are designed to incentivize our NEOs to achieve the required performance of key annual objectives. Each of our NEOs has a target bonus expressed as a percentage of the officer’s base salary. Several factors were considered in developing the target bonus opportunities, including the executive’s responsibilities, base salary, our projected corporate performance, growth, and Peer Group compensation. Since the performance goals for Fiscal 2022 were not achieved, no payouts were made to the NEOS under the STIP for Fiscal 2022.

Long-Term Incentive Program

On May 29, 2020, with the prior recommendations from GGA, the Board passed a resolution to adopt the Company’s 2020 Stock Incentive Plan (the “Stock Incentive Plan”), subject to, and effective upon, the approval of the Company’s shareholders. The Stock Incentive Plan provides flexibility to the Company to grant equity-based incentive awards (each, an “Award”) in the form of stock options (each, an “Option”), restricted stock units (“RSUs”), performance stock units (“PSUs”) and deferred stock units (“DSUs”). The Stock Incentive Plan was approved by Company shareholders on July 9, 2020 and, accordingly, all future grants of equity-based Awards will be made pursuant to, or as otherwise permitted by, the Stock Incentive Plan, and no further equity-based awards will be made pursuant to the Company’s prior Stock Option Plan.

The purpose of the Stock Incentive Plan is to, among other things, provide the Company with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants of the Company and its subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under the Stock Incentive Plan by the Board from time to time for their contributions toward the long-term goals and success of the Company, and to enable and encourage such directors, employees and consultants to acquire shares as long-term investments and proprietary interests in the Company.

Process for Setting Executive Compensation

The below chart outlines the process and timeline of the Compensation Committee’s process for determining NEO compensation. For the below chart we will demonstrate the exercise for setting the 2022 compensation.

Process for Setting Executive Compensation
Timeline	Task	Desired Outcome	Individuals Involved
End of Q3 2021	Commence annual kick-off compensation review by discussing potential Peer Group	Provide clear direction to Independent Compensation Consultant on the type of peer companies to use for benchmarking	Compensation Committee Chair CEO HR Independent Compensation Consultant
Start of Q4 2021	Review proposed Peer Group	Finalize proposed list of Peer Group	Compensation Committee Chair CEO HR Independent Compensation Consultant
Q4 2021 Compensation Meeting	Approve proposed Peer Group	Discuss, review, and approve the proposed Peer Group	Compensation Committee Legal (conducting meeting minutes) HR Independent Compensation Consultant (for presentation and walk through of information for the Compensation Committee)
Q4 2021 Board Meeting	Approve proposed Peer Group	Review and approve Compensation Committee recommendation.	Board of Directors Legal (conducting meeting minutes)
Q1 2022	Receive proposed compensation ranges from Peer Group	Independent Compensation Consultant delivers a proposed compensation report for NEO compensation.	Compensation Committee Chair CEO HR Independent Compensation Consultant
Q1 2022 Compensation Committee	Approve proposed compensation ranges	Discuss, review, and approve the proposed Peer Group compensation ranges and recommendations for NEO compensation.	Compensation Committee Legal (conducting meeting minutes) HR Independent Compensation Consultant (for presentation and walk through of information for the Compensation Committee)
Q1 2022 Board Meeting	Approve proposed 2022 NEO Compensation	Review and approve Compensation Committee recommendation.	Board of Directors Legal (conducting meeting minutes)

Governance & Oversight of Compensation Program

The Compensation Committee is responsible for the oversight and governance of the executive compensation program, including:

•	Total compensation strategy;

•	Periodic approval of the overall compensation strategy;

•	Compensation plans;

•	Reviewing and approving plan metrics, targets, performance results and final awards annually; and

•	Competitive compensation review.

With the assistance of an external advisor, the Compensation Committee is also responsible for assessing the competitiveness of the executive compensation program annually, including a periodic pay-for-performance analysis.

External Disclosure

The Compensation Committee is responsible for reviewing and approving annual disclosure related to executive compensation.

Compensation Risk

The Compensation Committee is responsible for assessing the plan design to identify and mitigate any risk associated with the Company’s compensation policies and practices that could incentivize an executive or other employee to take inappropriate or excessive risk that could otherwise have a material adverse effect on the Company.

The Committee is also involved in the recommendation and approval process of the following:

•	total compensation matters related to equity compensation plan designs are reviewed by the Committee and recommended to shareholders for approval;

•	total compensation matters related to the executive team, including compensation awards and payments, are reviewed, and approved by the Committee. (The Board approves total compensation for the CEO); and

•	total compensation matters related to all other employees of the organization are reviewed by the CEO and recommended to the Committee for approval (on an aggregate basis).

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by or paid to our NEOs for Fiscal 2022 and the fiscal year ended December 31, 2021 (“Fiscal 2021”):

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	All other compensation ($)(4)	Total ($)
Susan Docherty(5) CEO and Interim Chief Operating Officer	2022	49,583	—	1,755,534	2,981,875	—	4,786,992
	2021	—	—	—	—	—	—
Kim Brink(6) Chief Revenue Officer	2022	319,513	250,000	—	454,738	—	1,024,251
	2021	—	—	—	—	—	—
Kevin Pavlov(7) Former Chief Executive Officer	2022	528,156	—	170,894	217,962	530,264	1,447,276
	2021	246,415	405,000	787,502	3,995,306	—	5,434,223
Bal Bhullar(8)(10) Former Chief Financial Officer and Chief Compliance Officer	2022	482,148	—	187,698	633,959	512,990	1,816,796
	2021	315,957	145,038	328,502	—	2,872	792,369
Isaac Moss(9)(10) Former Chief Administrative Officer and Corporate Secretary	2022	280,363	—	—	560,639	532,475	1,373,477
	2021	289,436	193,715	210,001	—	—	693,152

(1) Represents discretionary bonuses awarded to the NEOs for the respective fiscal year.

(2) For Fiscal 2022, the amounts for Ms. Docherty represent the aggregate grant date fair value of a restricted stock unit (“RSU”) award and performance RSU (“PRSU”) awards computed in accordance with FASB ASC Topic 718. The grant date fair value for the RSU award granted to Ms. Docherty was calculated based on the closing price of the Company’s common shares on the December 5, 2022 grant date of $1.11. The grant date fair value for the PRSU awards granted to Ms. Docherty was calculated based on the closing price of the Company’s common shares on the December 5, 2022 grant date of $1.11 and the probable outcome of the performance conditions requiring that the Company’s share price attain a 30-day volume weighted average price per common share equal to or exceeding $5.00, $6.00 and $7.00, as applicable. The PRSU awards do not have threshold or maximum payout amounts.

For Fiscal 2022, the amounts for Mr. Pavlov and Ms. Bhullar represent the incremental fair value of their modified RSU awards that were immediately vested in connection with their respective resignations from the Company. See “—Executive Employment Agreements—Former Executive Employment Agreements” for additional information.

For Fiscal 2021, the amounts for Messrs. Pavlov and Moss and Ms. Bhullar represent the aggregate grant date fair value of RSU awards computed in accordance with FASB ASC Topic 718. The grant date fair value for the RSU awards granted to Messrs. Pavlov and Moss and Ms. Bhullar were calculated based on the closing price of the Company’s common shares on the September 22, 2021 grant date of $3.41.

(3) For Fiscal 2022, the amounts for Mses. Docherty and Brink represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 using the Black-Scholes option pricing model based on the following weighted average assumptions:

Year ended December 31,
2022
Expected life of options	3.85-5 years
Annualized volatility	61%-123.7%
Risk-free interest rate	1.75%-4.23%
Dividend rate	0%

Additionally, for Fiscal 2022, the grant date fair value for performance option awards granted to Ms. Docherty was calculated based on the probable outcome of the performance conditions requiring that the Company’s share price attain a 30-day volume weighted average price per common share equal to or exceeding $2.50 and $5.00, as applicable. The performance option awards do not have threshold or maximum payout amounts.

For Fiscal 2022, the amount for Mr. Pavlov represents the incremental fair value of his modified option awards that were immediately vested and with the exercise periods extended in connection with his resignation from the Company. The amounts for Mr. Moss and Ms. Bhullar represent the incremental fair value of their modified option awards with the exercise periods extended in connection with their respective resignations from the Company. See “—Executive Employment Agreements—Former Executive Employment Agreements” for additional information.

For Fiscal 2021, the amounts for Mr. Pavlov represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 using the Black-Scholes option pricing model based on the following weighted average assumptions:

Year ended December 31,
2021
Expected life of options	4-5 years
Annualized volatility	61%-62.29%
Risk-free interest rate	0.34%-1.4%
Dividend rate	0%

Additionally, for Fiscal 2021, the grant date fair value for performance option awards granted to Mr. Pavlov was calculated based on the probable outcome of the performance conditions requiring that the Company’s share price attain a 30-day volume weighted average price per common share equal to or exceeding $6.00, $7.00 and $8.00, as applicable. The performance option awards do not have threshold or maximum payout amounts.

(4) For Fiscal 2022, the amounts for Messrs. Pavlov and Moss and Ms. Bhullar represent severance related payments in connection with their respective resignations from the Company and, with respect to Ms. Bhullar, an automobile allowance. Refer to footnotes 2 and 3 to this Summary Compensation Table regarding the incremental fair values of modified equity awards for Messrs. Pavlov and Moss and Ms. Bhullar in connection with their respective resignations from the Company, which are reflected in the “Stock awards” and “Option awards” columns, as applicable. See “—Executive Employment Agreements—Former Executive Employment Agreements” for additional information.

For Fiscal 2021, the amount for Ms. Bhullar represents an automobile allowance.

(5) Ms. Docherty was appointed as Chief Executive Officer and Interim Chief Operating Officer of the Company on December 5, 2022.

(6) Ms. Brink was appointed as Chief Revenue Officer of the Company on January 24, 2022.

(7) Mr. Pavlov resigned from all positions with the Company on December 5, 2022.

(8) Ms. Bhullar resigned from all positions with the Company on December 31, 2022.

(9) Mr. Moss resigned from all positions with the Company on September 22, 2022.

(10) Ms. Bhullar and Mr. Moss were paid in Canadian dollars for Fiscal 2022 and Fiscal 2021. The amounts included in this Summary Compensation Table for Ms. Bhullar and Mr. Moss for Fiscal 2022 were determined by converting their respective compensation in Canadian dollars to U.S. dollars using the exchange rate at the time of payment, which ranged between approximately 1 Canadian dollar to 0.7256 U.S. dollars and 1 Canadian dollar to 0.7761 U.S. dollars. The amounts included in this Summary Compensation Table for Ms. Bhullar and Mr. Moss for Fiscal 2021 were determined by converting their respective compensation in Canadian dollars to U.S. dollars using the exchange rate at the time of payment, which ranged between approximately 1 Canadian dollar to 0.7899 U.S. dollars and 1 Canadian dollar to 0.8142 U.S. dollars.

2022 Outstanding Equity Awards at Fiscal Year End

The following table sets out information about outstanding equity awards held by our NEOs as of December 31, 2022:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Susan Docherty	—	2,000,000	(2)	—		1.11	12/05/2029	—		—	—		—
	—	—		1,000,000	(3)	1.11	12/05/2029	—		—	—		—
	—	—		750,000	(4)	1.11	12/05/2029	—		—	—		—
	—	—		—		—	—	1,000,000	(5)	600,000	—		—
	—	—		—		—	—	—		—	437,500	(6)	262,500
	—	—		—		—	—	—		—	218,750	(7)	131,250
	—	—		—		—	—	—		—	218,750	(8)	131,250
Kim Brink	351,391	198,609	(9)	—		1.91	1/26/2029	—		—	—		—
Kevin Pavlov	750,000	—		—		4.15	12/05/2024	—		—	—		—
	750,000	—		—		3.01	12/05/2024	—		—	—		—
	50,000	—		—		3.77	12/05/2024	—		—	—		—
Bal Bhullar	1,100,000	—		—		1.91	7/27/2024	—		—	—		—
	400,000	—		—		3.40	7/27/2024	—		—	—		—
Isaac Moss	750,000	—		—		1.91	4/30/2025	—		—	—		—
	250,000	—		—		3.40	4/30/2025	—		—	—		—

(1) The calculation of market value is based on the closing price of the Company’s common shares on December 30, 2022 (the last trading day of Fiscal 2022) of $0.60.

(2) Represents an option award to purchase 2,000,000 common shares of the Company granted on December 5, 2022, vesting in three equal annual installments from the grant date.

(3) Represents an option award to purchase 1,000,000 common shares of the Company granted on December 5, 2022, vesting in three equal annual installments from the grant date. Additionally, the option award is not exercisable until such time as the 30-day volume weighted average trading price per common share of the Company is $2.50 or greater.

(4) Represents an option award to purchase 750,000 common shares of the Company granted on December 5, 2022, vesting in three equal annual installments from the grant date. Additionally, the option award is not exercisable until such time as the 30-day volume weighted average trading price per common share of the Company is $5.00 or greater.

(5) Represents a RSU award covering 1,000,000 common shares of the Company granted on December 5, 2022, vesting in three equal annual installments from the grant date.

(6) Represents a RSU award covering 437,500 common shares of the Company granted on December 5, 2022, vesting on the first date on which the 30-day volume weighted average trading price per common share of the Company is $5.00 or greater.

(7) Represents a RSU award covering 218,750 common shares of the Company granted on December 5, 2022, vesting on the first date on which the 30-day volume weighted average trading price per common share of the Company is $6.00 or greater.

(8) Represents a RSU award covering 218,750 common shares of the Company granted on December 5, 2022, vesting on the first date on which the 30-day volume weighted average trading price per common share of the Company is $7.00 or greater.

(9) Represents an option award to purchase 550,000 common shares of the Company granted on January 24, 2022, one-third of which vested on the grant date with the balance vesting monthly over a 24-month period.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Executive Employment Agreements

Current Executive Employment Agreements

Susan Docherty

On December 2, 2022, the Company entered into an executive employment agreement with Susan Docherty (the “Docherty Agreement”), pursuant to which Ms. Docherty serves as the CEO of the Company and ElectraMeccanica USA, LLC (the “Subsidiary”), reporting directly to the Company’s Board of Directors. The initial term of the Docherty Agreement commenced on December 5, 2022 (the “Start Date”) and will continue until the three-year anniversary of such date (the “Initial Term”). The Initial term will automatically extend on the same terms and conditions set forth below for additional one-year periods (each, a “Renewal Term”), unless either party gives the other party written notice of non-renewal at least 30 calendar days prior to the end of the Initial Term or any Renewal Term.

The Docherty Agreement provides for the following:

•	a base salary of $650,000 per year during the term of the Docherty Agreement to be paid according to the Company’s normal payroll cycle. The base salary will be reviewed annually and may be adjusted by the Compensation Committee in its sole discretion;

•	an award of three separate non-qualified stock options under the Stock Incentive Plan to purchase 3,750,000 common shares of the Company in the aggregate (collectively, the “Sign-On Options”), with each such Sign-On Option having an exercise price equating to the closing price for the Company’s stock as reported on the Nasdaq Stock Market (“NASDAQ”) on the day prior to the grant date (the “Exercise Price”), and with each such Sign-On Option having a maximum exercise term of seven years from the grant date (the “Exercise Term”) and, subject to the following, vesting in three equal annual installments from the grant date (the “Vesting”). The first Sign-On Option shall cover 2,000,000 common shares of the Company underlying the Sign-On Options and be exercisable at the Exercise Price during the Exercise Term and be subject only to the Vesting. The second Sign-On Option shall cover 1,000,000 common shares of the Company underlying the Sign-On Options and be exercisable at the Exercise Price during the Exercise Term and, subject to the Vesting, shall not be exercisable until such time as the Company’s 30-day volume average trading price on NASDAQ is $2.50 or greater. The third Sign-On Option shall cover 750,000 common shares of the Company underlying the Sign-On Options and be exercisable at the Exercise Price during the Exercise Term and, subject to the Vesting, shall not be exercisable until such time as the Company’s 30-day volume average trading price on NASDAQ is $5.00 or greater. The Sign-On Options will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreements, and the Company’s insider trading policy;

•	an award of restricted stock units under the Stock Incentive Plan covering 1,000,000 common shares of the Company (the “Sign-On RSUs”). The Sign-On RSUs will vest in three equal annual installments from the date of grant. The Sign-On RSUs will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the award agreement, and the Company’s insider trading policy;

•	an award of performance stock units under the Stock Incentive Plan covering 875,000 common shares of the Company (the “Sign-On PRSUs”). The Sign-On PRSUs will vest as follows: (i) 437,500 will vest on the first date on which the average of the volume weighted average price per common share of the Company during any 30 day consecutive trading days (“30-Day VWAP”) equals or exceeds $5.00; (ii) 218,750 will vest on the first day on which the 30-Day VWAP of the common shares of the Company equals or exceeds $6.00; and (iii) the final 218,750 will vest on the first day on which the Company’s 30-Day VWAP equals or exceeds $7.00. In this respect the parties hereby acknowledge and agree that, in accordance with the Stock Incentive Plan and the award agreement for the Sign-On PRSUs, upon the termination of this Agreement for any reason, other than for Cause (as such term is defined under the Docherty Agreement), all then unvested Sign-On -PRSUs shall be entitled to continue to vest for a further period of one year from the date of termination; and

•	for expenses incurred for up to 12 months following the Start Date, reimbursement for reasonable and customary temporary housing costs in the Mesa/Phoenix metropolitan area not to exceed $3,500 per month.

Beginning January 1, 2023, Ms. Docherty will be eligible to participate in the STIP with a target bonus opportunity equal to 100% of her base salary, which STIP payment in no event will exceed 200% of her base salary. The amount of the STIP payment, if any, will be based on the attainment of written quantitative and qualitative performance goals, including financial performance goals, established by the Compensation Committee in its sole discretion and in advance. In order to be eligible to receive any STIP payment, Ms. Docherty must be actively employed by the Company through the date the STIP bonus is paid.

Beginning January 1, 2024, Ms. Docherty will be eligible to receive grants of stock options, performance shares and other awards under the Stock Incentive Plan (the “Annual Equity Awards”). The amount, mix, vesting schedule and other terms and conditions of the Annual Equity Awards will be established by the Compensation Committee in its sole discretion. The Annual Equity Awards will be subject to such other terms and conditions specified by the Compensation Committee, the Stock Incentive Plan, the applicable award agreement, and the Company’s insider trading policy.

Pursuant to the Docherty Agreement, Ms. Docherty will be eligible to participate in the Company’s standard company benefit and vacation plans, as such plans may be amended, modified, or terminated by the Company from time to time, with or without notice, in accordance with the applicable benefit and vacation plan documents.

The Docherty Agreement may be terminated by the Board of Directors at any time during the term for any reason upon at least 30 calendar days’ prior written notice; provided that, the Board of Directors may terminate Ms. Docherty’s employment immediately for Cause (as such term is defined under the Docherty Agreement). Upon termination by the Company for any reason, the Company will pay Ms. Docherty her accrued but unpaid base salary through her date of termination and any accrued but unpaid reasonable business expenses through her date of termination (the “Accrued Obligations”). If Ms. Docherty resigns from her employment with the Company by giving the Board at least 90 calendar days’ prior written notice of her resignation without Good Reason (as such term is defined in the Docherty Agreement), she will only be entitled to the Accrued Obligations. The Docherty Agreement will terminate immediately upon Ms. Docherty’s death or disability, in which event she (or her spouse or estate) will be entitled to the Accrued Obligations and will be eligible to exercise any vested options for a period of one year from such termination date.

In the event Ms. Docherty’s full-time employment is terminated by the Board of Directors without Cause or by Ms. Docherty for Good Reason prior to a Change of Control (as such term is defined in the Docherty Agreement) during the term, then, in addition to the Accrued Obligations, and subject to Ms. Docherty’s timely execution (and non-revocation) of the release required by the Docherty Agreement, Ms. Docherty will be entitled to receive a cash severance payment equal to the sum of: (i) 24 months of her then base salary plus one month of her then base salary for every completed year of service (to a maximum of 30 months); (ii) 18 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment; and (iii) the greater of (a) her average STIP paid in the two prior years and (b) 80% of the target annual STIP for the current fiscal year (collectively, the “Base Severance Amount”). The Base Severance Amount will be paid to Ms. Docherty in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of the release revocation period described below. In addition to the Base Severance Amount, Ms. Docherty will be entitled to receive a pro-rata STIP for the year in which her termination occurred, with such pro-rata STIP paid at the same time described above. In addition, Ms. Docherty will be eligible to exercise any vested Sign-On Options or other stock options granted to her by the Company which may have vested as at the date of termination by the Board of Directors without cause or by Ms. Docherty for Good Reason prior to a Change of Control of for a period of one year from such termination date.

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

In the event Ms. Docherty’s full-time employment is terminated by the Board of Directors without Cause or by Ms. Docherty with Good Reason during the 12 month period following a Change of Control during the term, then, in addition to the Accrued Obligations, and subject to Ms. Docherty’s timely execution (and non-revocation) of the release required by the Docherty Agreement, Ms. Docherty will be entitled to receive a cash severance payment equal to the sum of: (i) 18 months of her then base salary; and (ii) 18 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by Ms. Docherty immediately prior to her last day of employment (collectively, the “Enhanced Severance Amount”). The Enhanced Severance Amount will be paid to Ms. Docherty in installments over an 18-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of 60 days from Ms. Docherty’s last day of employment.

The Docherty Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Kim Brink

On December 24, 2021, the Company and ElectraMeccanica Automotive USA Inc. entered into an executive employment services agreement with Kim Brink (the “Brink Agreement”), pursuant to which Ms. Brink serves as the Chief Revenue Officer of the Company. The Brink Agreement commenced as of January 24, 2022 and will continue for a period of two years unless terminated in accordance with its terms. The Brink Agreement will renew automatically if not specifically terminated by the Company notifying Ms. Brink in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Brink Agreement.

The Brink Agreement provides for a monthly base salary of $28,333.34, which is subject to increase based on periodic reviews at the discretion of the Company. The Board of Directors, in its sole discretion, and the payment of a reasonable industry standard annual bonus based upon the performance of the Company and upon the achievement by Ms. Brink of reasonable management objectives to be reasonably established by the Board of Directors. Ms. Brink will be eligible to participate in benefits, perquisites and allowances, as such plans and policies may be amended from time to time, and including, but not limited to: (a) group insurance coverage for dental, health and life insurance; (b) the use of a smartphone for business purposes; and (c) no less than five weeks paid vacation per calendar year.

Under the Brink Agreement, the Company granted Ms. Brink initial incentive stock options to purchase up to an aggregate of 550,000 common shares of the Company, with one-third vesting on January 24, 2022 and the remaining two-thirds vesting monthly at the end of each month during the two year period commencing on January 24, 2022, at an exercise price equal to the closing price of the Company’s common shares on NASDAQ on the date of the option grant and for an exercise period ending seven years from the date of grant.

Under the Brink Agreement, Ms. Brink is eligible to participate in any Company short-term incentive bonus program as determined by the Board and any Company long-term incentive program as determined by the Board in its sole discretion.

The Company has the right to and may terminate the Brink Agreement at any time for Just Cause (as such term is defined in the Brink Agreement). Following any such termination, the Company shall pay to Ms. Brink an amount equal to the monthly salary and vacation pay earned and payable to Ms. Brink up to the date of termination, and Ms. Brink shall have no entitlement to any further notice of termination, payment in lieu of notice of termination, severance, continuation of benefits or any damages whatsoever.

The Company has the right to terminate the Brink Agreement without Just Cause and for any reason or no reason whatsoever by providing written notice to Ms. Brink specifying the effective date of termination. Ms. Brink may terminate the Brink Agreement at any time in connection with a Change of Control (as such term is defined in the Brink Agreement) of the Company by providing not less than 90 calendar days’ notice in writing of said date of termination to the Company after the Change of Control has been effected. In the event that the Brink Agreement is terminated by the Company without Just Cause, or by Ms. Brink as a result of a Change of Control, the Company will have the obligation to: (a) pay Ms. Brink an amount equal to the monthly salary and vacation payable to Ms. Brink up to the date of termination, together with any vacation pay required to comply with applicable employment standards legislation; (b) pay Ms. Brink her annual bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) pay Ms. Brink a termination fee equal to 24 months’ salary plus an additional one month’s salary for each completed full year of employment with the Company from January 24, 2022; (d) continue Ms. Brink’s benefits for a period of 12 months from the date of termination; (e) pay Ms. Brink an amount equal to the greater of (i) the average annual bonus paid to Ms. Brink for the previous two years and (ii) 80% of Ms. Brink’s target annual bonus for the current fiscal year of the Company if Ms. Brink has been employed by the Company for less than two years at the date of termination; and (f) subject to the Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Brink to exercise any unexercised and fully vested stock options at any time during the 12 month period from the date of termination.

The Company may terminate the Brink Agreement by notifying Ms. Brink in writing at least 90 calendar days prior to the end of the term of its intent to not renew the Brink Agreement. In the event of such termination, the Company will be obligated to provide Ms. Brink with (a) through (f) noted immediately above; however, the Company will only pay Ms. Brink a termination fee equal to four months’ salary for each completed full year of employment with the Company commencing from January 24, 2022 and up to a total of 24 months’ salary.

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

The Brink Agreement will automatically terminate upon the death of Ms. Brink and, upon such termination, the Company’s obligations under the Brink Agreement will immediately terminate other than the Company’s obligations to: (a) pay Ms. Brink’s estate an amount equal to the monthly salary and vacation payable to Ms. Brink up to the date of termination; (b) pay Ms. Brink’s estate her annual bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; and (c) subject to the Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Brink’s estate to exercise any unexercised and fully vested options at any time during the 12 month period from the date of termination.

The Company may terminate the Brink Agreement at any time because of Total Disability (as such term is defined in the Brink Agreement) by providing 30 calendar days’ written notice. In the event of such termination, the Company’s obligations under the Brink Agreement will immediately terminate other than the Company’s obligations to (a) pay Ms. Brink an amount equal to the monthly salary and vacation payable to Ms. Brink up to the date of termination; (b) pay Ms. Brink her annual bonus entitlements calculated pro rata for the period up to the date of termination based on the achievement of the objectives to such date; (c) continue Ms. Brink’s benefits for a period of 12 months from the date of termination; and (d) subject to the Stock Incentive Plan and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Ms. Brink to exercise any unexercised and fully vested options at any time during the 12 month period from the date of termination.

Former Executive Employment Agreements

Kevin Pavlov

Mr. Pavlov resigned from all positions with the Company and its subsidiaries effective on December 5, 2022. In connection with his resignation, the Company and Mr. Pavlov entered into a termination and mutual release agreement, dated for reference December 2, 2022 but effective on December 5, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Pavlov received the following material compensation: (i) a one-time net (of employment taxes) cash payment of $438,939.51; (ii) the immediate vesting, where not otherwise vested, of his then existing options in and to Company, together with the right to exercise the same for a period of two years from the effective date of his termination; (iii) the issuance of 168,470 common shares of the Company, at a deemed market value issuance price of $1.11 per common share, representing the net (of employment taxes) issuance to Mr. Pavlov upon the immediate vesting of Mr. Pavlov’s unvested RSUs in the Company; and (iv) a payment for 12 months of benefits that otherwise would have been paid for Mr. Pavlov.

Bal Bhullar

Ms. Bhullar formally resigned from all positions with the Company and its subsidiaries effective on December 31, 2022. In connection with her resignation, the Company and Ms. Bhullar entered into a termination and mutual release agreement, dated for reference July 27, 2022 but effective on December 31, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Ms. Bhullar received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$437,358.41; (ii) the immediate vesting, where not otherwise vested, of her then existing options in and to Company, together with the right to exercise the same for a period of two years from the effective date of her termination; (iii) the issuance of 91,242 common shares of the Company, at a deemed market value issuance price of $1.37 per common share, representing the net (of employment taxes) issuance to Ms. Bhullar upon the immediate vesting of Ms. Bhullar’s unvested RSUs in the Company; and (iv) confirmation that all of her then group benefits in the Company would continue for a period of 12 months from the effective date of her termination.

Isaac Moss

Mr. Moss formally resigned from all positions with the Company effective on September 22, 2022. In connection with his resignation, the Company and Mr. Moss entered into a termination and mutual release agreement, dated for reference September 22, 2022 but effective on October 31, 2022, pursuant to which, and in consideration of various mutually acceptable agreements and covenants, Mr. Moss received the following material compensation: (i) a one-time net (of employment taxes) cash payment of CAD$423,007.27; and (ii) the immediate vesting, where not otherwise vested, of his then existing Options in and to Company, together with the right to exercise the same for a period of two and one-half years from the effective date of his termination.

Pay Versus Performance Disclosure

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid to our principal executive officer (“PEO”) and non-PEO NEOs versus certain measures of financial performance of the Company.

Year	Summary compensation table total for PEO – Susan Docherty (1)	Summary compensation table total for PEO – Kevin Pavlov (1)	Summary compensation table total for PEO – Michael Rivera (1)	Compensation actually paid to PEO – Susan Docherty (2)	Compensation actually paid to PEO – Kevin Pavlov (2)	Compensation actually paid to PEO – Michael Rivera (2)	Average summary compensation table total for non-PEO NEOs (3)	Average compensation actually paid to non-PEO NEOs (2)	Value of initial fixed $100 investment based on total shareholder return (4)	Net loss (5)
2022	$4,786,992	$1,447,276	—	$3,804,187	$(425,963)	—	$1,404,841	$1,195,335	$36.83	$(123,698)
2021	—	$5,434,223	$4,269,763	—	$3,941,947	$(324,101)	$742,761	$(595,371)	$9.69	$(38,779)

(1)	For 2022, our PEOs were Ms. Susan Docherty and Mr. Kevin Pavlov. For 2021, our PEOs were Messrs. Pavlov and Michael Rivera.

(2)	In accordance with Item 402(v) of Regulation S-K, the following adjustments were made to the total compensation for our PEO and the average total compensation for the NEOs as a group (excluding our PEO) in each year’s respective proxy statement to determine the “compensation actually paid”:

	Year	Reported Summary Compensation Table Total ($)	Deductions from Summary Compensation Table Total ($)	Additions to Summary Compensation Table ($)	Compensation Actually Paid ($)
			(a)	(b)
PEO – Susan Docherty	2022	4,786,992	4,737,409	3,754,604	3,804,187
	2021	—	—	—	—
PEO – Kevin Pavlov	2022	1,447,276	388,856	(1,484,383)	(425,963)
	2021	5,434,223	4,782,808	3,290,532	3,941,947
PEO – Michael Rivera	2022	—	—	—	—
	2021	4,269,763	2,073,947	(2,519,917)	(324,101)
Average of non-PEO NEOs	2022	1,404,841	612,345	402,839	1,195,335
	2021	742,761	269,252	(1,068,880)	(595,371)

(a)	Represents the grant date fair value of equity awards reported in the “Stock Awards” column and “Option Awards” column in the Summary Compensation Table for the applicable year.

(b)	Reflects the value of equity calculated in accordance with the SEC methodology for determining compensation actually paid under Item 402(v) of Regulation S-K for each year shown. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

	Year	Year End Fair Value of Equity Awards Granted in the Applicable Year and Unvested at Year End ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Fiscal Years Prior to Applicable Year ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Applicable Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Applicable Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Applicable Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards in the Applicable Year not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
		(a)	(b)	(c)	(d)	(e)	(f)	(g) = (a) + (b) + (c) + (d) – (e) + (f)
PEO – Susan Docherty	2022	3,754,604	—	—	—	—	—	3,754,604
	2021	—	—	—	—	—	—	—
PEO – Kevin Pavlov	2022	—	—	388,857	(649,991)	1,223,249	—	(1,484,383)
	2021	2,446,149	—	844,383	—	—	—	3,290,532
PEO – Michael Rivera	2022	—	—	—	—	—	—	—
	2021	—	—	2,073,947	(3,730,142)	863,722	—	(2,519,917)
Average of non-PEO NEOs	2022	16,144	—	554,562	(111,773)	56,094	—	402,839
	2021	180,028	(866,342)	—	(382,566)	—	—	(1,068,880)

(3)	For 2022, our non-PEO NEOs were Mses. Kim Brink and Bal Bhullar and Mr. Isaac Moss. For 2021, our non-PEO NEOs were Ms. Bhullar and Mr. Moss.

(4)	Cumulative total shareholder return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(5)	Represents our net loss, in thousands, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Descriptions of Relationships of Information Presented in the Pay Versus Performance Table

Compensation Actually Paid and TSR

The following graph describes the relationship between the amount of compensation actually paid to our PEO for the applicable year and the average amount of compensation actually paid to the Company’s non-PEO NEOs as a group and the Company’s cumulative TSR over the two years presented in the table.

Compensation Actually Paid and Net Loss

The following graph describes the relationship between the amount of compensation actually paid to our PEO for the applicable year and the average amount of compensation actually paid to the Company’s non-PEO NEOs as a group and the Company’s net loss over the two years presented in the table.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2021, there have been no transactions to which the Company has been a participant in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, director nominees, executive officers, beneficial owners of more than five percent of our common shares or any other “related person” (as defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that the following directors are “independent” under the listing standards of the Nasdaq Stock Market, as such directors do not have a direct or indirect material relationship with our Company that in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director:

•	Steven Sanders;
•	Michael Richardson;
•	Luisa Ingargiola;
•	Joanne Yan;
•	Dave Shemmans;
•	Jerry Kroll;
•	Bill Quigley; and
•	Dietmar Ostermann.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Form 10-K.

Exhibit No.	Document
3.1(1)	Notice of Articles
3.2(1)	Articles
4.1(11)	Description of Registrant’s Securities
10.1(2)(+)	Manufacturing Agreement between Chongqing Zongshen Automobile Co., Ltd. and the Company, dated September 29, 2017
10.2(3)(^)	Employment Agreement, dated May 17, 2019, by and between ELECTRAMECCANICA Automotive USA Inc. and Michael Paul Rivera
10.3(4)	Amendment Agreement between the Company and Michael Paul Rivera, dated for reference effective on January 1, 2020
10.4(4)(^)	Executive Employment Agreement between the Company and Henry Reisner, dated for reference effective on January 1, 2020
10.5(4)(^)	Executive Employment Agreement between the Company and Bal Bhullar, dated for reference effective on January 1, 2020
10.6(4)(^)	Continuing Relationship Agreement between the Company and Jerry Kroll, dated for reference effective on August 16, 2019
10.7(6)(^)	Executive Employment Agreement between the Company and Isaac Moss, dated for reference effective on July 1, 2020
10.8(7)(^)	Further Employment Agreement Amendment between the Company and Michael Paul Rivera, dated August 12, 2020
10.9(9)(^)	Executive Employment Services Agreement between the Company, ElectraMeccanica USA, Inc. and Kevin Pavlov, dated for reference April 5, 2021
10.10(11)	Extension of Manufacturing Agreement between Chongqing Zongshen Automobile Co., Ltd. and the Company, dated June 23, 2021
10.11(9)(^)	Executive Employment Services Agreement between the Company, ElectraMeccanica USA, Inc. and Kim Brink, dated for reference December 24, 2021
10.12(11)(^)	Employment Agreement between the Company and Dean Anthony Dent, II, having an effective date of August 15, 2022
10.13(11)(^)	Executive Employment Services Agreement between the Company and Mark Orsmond, dated for reference August 22, 2022
10.14(11)(^)	Executive Employment Agreement between the Company and Susan Docherty, having an effective date of December 5, 2022
10.15(11)(+)	Contract Assembly Agreement between ElectraMeccanica USA, LLC and GLV, LLC, dated March 1, 2023
10.16(10)(+)	Design and Supply Agreement between ElectraMeccanica USA, LLC and GLV, LLC, dated March 3, 2023
10.17(11)(^)	Executive Employment Agreement between the Company and Michael Bridge, having an effective date of March 20, 2023
14.1(5)	Code of Business Conduct and Ethics
21.1(11)	Subsidiaries of ElectraMeccanica Vehicles Corp.
23.1(11)	Consent of KPMG LLP, Chartered Professional Accountants
31.1(11)	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2(11)	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.3(*)	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.4(*)	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1(11)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(8)	2020 Incentive Stock Option Plan
99.2(11)	Audit Committee Charter
99.3(5)	Compensation Committee Charter
99.4(5)	Nominating and Corporate Governance Committee Charter
99.5(5)	Board Mandate
99.6(11)	Finance Committee Charter
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

(*)	Filed herewith.
(+)	Portions of this exhibit have been omitted.
(^)	Management contract or compensatory plan or arrangement.
(1)	Previously filed as an exhibit to our registration statement on Form F-1 as filed with the SEC on October 12, 2016 and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Annual Report on Form 20-F as filed with the SEC on April 19, 2018 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on August 8, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on February 28, 2020 and incorporated herein by reference.
(5)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on April 27, 2020 and incorporated herein by reference.
(6)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on July 13, 2020 and incorporated herein by reference.
(7)	Previously filed as an exhibit to our Report of Foreign Private Issuer on Form 6-K as filed with the SEC on August 24, 2020 and incorporated herein by reference.
(8)	Previously filed as an exhibit to our registration statement on Form S-8 as filed with the SEC on October 5, 2020 and incorporated herein by reference
(9)	Previously filed as an exhibit to our Annual Report on Form 20-F as filed with the SEC on March 22, 2022 and incorporated herein by reference.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on March 29, 2023 and incorporated herein by reference.
(11)	Previously filed or furnished as an exhibit to our Annual Report on Form 10-K as filed with the SEC on April 17, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2023	ELECTRAMECCANICA VEHICLES CORP.

	By:	/s/ Susan E. Docherty
Susan E. Docherty
Chief Executive Officer and Interim Chief Operating Officer
(Principal Executive Officer)