Form 10-K
period 2023-12-31
ELECTRAMECCANICA VEHICLES CORP.
filed 2024-03-08
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2023 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______.

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

Common Shares, without par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.62 on June 30, 2023) was approximately $70,056,306.

The registrant had 119,495,465 common shares outstanding as of March 07, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K (this “Form 10-K”) will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for its 2024 annual general meeting of shareholders or will be included in an amendment to this Form 10-K, in each case, to be filed no later than 120 days after the registrant’s fiscal year ended December 31, 2023.

REFERENCES

As used in this Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”): (i) the terms “Registrant”, “we”, “us”, “our”, “ElectraMeccanica” and the “Company” mean ElectraMeccanica Vehicles Corp. or, as the context requires, collectively with its consolidated subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to U.S. dollars unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Annual Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Annual Report may include, but are not limited to, statements and/or information related to: expectations or forecasts of business, operations, financial performance, prospects, and other plans, intentions, expectations, estimates, and beliefs relating to the proposed transaction between the Company and Xos, Inc., such as statements regarding the combined operations and prospects of the combined company, growth opportunities and synergies for the combined company, federal and state regulatory tailwinds, the expected cash balance of the Company at the time of the closing of the proposed transaction and the timing and completion of the proposed transaction, including the satisfaction or waiver of all the required conditions thereto; our financial performance and projections, including our expectation that we will generate no revenue for the foreseeable future; our business prospects and opportunities; our business strategy and future operations; the outcome of legal proceedings; projected costs; plans, expectations and estimates relating to the recovery of previously paid tariffs; expected production capacity; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Annual Report. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control, including, our ability to change the direction of the Company, our ability to complete the Xos Arrangement (as defined below) in a timely manner or at all and challenges in achieving strategic objectives, synergies and other anticipated benefits from the Xos Arrangement. Additional factors that could contribute to such differences include, but are not limited to:

●	the completion of the Xos Arrangement is subject to a number of conditions precedent, some of which are outside our control;
●	the Xos Arrangement may be terminated in certain circumstances;
●	the completion of the Xos Arrangement is uncertain;
●	risks associated with securities litigation related to the Xos Arrangement;
●	general economic and business conditions, including changes in interest rates;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	unanticipated operating costs, transaction costs and actual or contingent liabilities;
●	future decisions by management in response to changing conditions;
●	our ability to sub-lease or otherwise successfully utilize our Mesa, Arizona, facility;

●	our dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	the ability of our information technology systems or information security systems to operate effectively;
●	classification of the Company as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes; and
●	the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to those described under “Risk Factors” in Part I, Item 1A of this Annual Report, as updated in our subsequent filings with the SEC.

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws. You should carefully review the cautionary statements and risk factors contained in this Annual Report and other documents that the Company may file from time to time with the securities regulators.

PART I

ITEM 1. BUSINESS

Company Overview

The Company has historically designed and manufactured smaller, simpler and purposeful EVs primarily targeted for the U.S. market through direct marketing and sales to consumers and small businesses. The Company’s initial product was the three-wheel, single-seat, SOLO. However, given the significant challenges experienced by customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocycle, such as the SOLO, at the end of 2022, the Company made the strategic decision to cease production of the SOLO and focus its efforts and resources on a new four-wheeled electric passenger vehicle, which was referred to as “Project E4” or “E4.”

In February 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. In April 2023, the Company decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of its customers, of which the Company has made refund payments for 392 vehicles returned by customers as of December 31, 2023.

In March 2023, the Company began exploring other strategic third-party opportunities and potential options for its business, which included, but were not limited to, mergers or acquisitions of other assets or entities, collaborations, including partnerships and joint ventures, divestitures, and other potential transactions that could complement, expand, enhance, or realign the Company’s existing know-how, technology, development efforts, and/or market presence.

In August 2023, the Company determined not to pursue its previously announced plan to develop and sell the E4 because of the significant costs to design, develop, manufacture, sell, support, and service the E4, as well as the Company’s decision to explore strategic alternatives for its business.

On August 14, 2023, the Company and Tevva Motors Limited (“Tevva”) signed an arrangement agreement (“Tevva Arrangement Agreement”) and other ancillary agreements to merge the two companies into a newly created parent company (the “Tevva Arrangement”). On October 4, 2023, the Company terminated the Tevva Arrangement Agreement as a result of multiple incurable breaches of the Tevva Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to the Company.

Following the termination of the Tevva Arrangement Agreement, the Company resumed the strategic process initiated earlier in the year. The Company considered companies that had been previously considered and also considered new potential counterparties. The Company was particularly interested in the electric commercial vehicle segment because of perceived regulatory tailwinds and suitability for electrification.

On January 11, 2024, the Company and Xos, Inc., a publicly traded Nasdaq company incorporated in Delaware (“Xos”), entered into an arrangement agreement (the “Xos Arrangement Agreement”), pursuant to which Xos will acquire all of the issued and outstanding common shares of the Company pursuant to a plan of arrangement (the “Xos Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Xos Arrangement”). Xos is a leading manufacturer of medium-duty commercial electric vehicles for parcel delivery, uniform rental, food and beverage, and cash-in-transit fleets across the United States and Canada. The Xos Arrangement is expected to close in the first half of 2024, subject to the satisfaction or waiver of closing conditions, including, among others, required approvals of Xos’ stockholders and the Company’s shareholders, court approval of the transaction, certain third-party approvals and other customary closing conditions. There are no assurances that the proposed Xos Arrangement will be consummated or, if consummated, that any of the intended benefits from the proposed transaction will be realized by the combined company within the expected time frames or at all. As the Company works to close the proposed Xos Arrangement, the Company is focused on reducing costs to maximize the strength of its balance sheet and reduce its use of cash.

In 2023, the Company also explored assembling EVs for other EV companies in its recently commissioned and state-of-the-art 235,000 square foot facility located in Mesa, Arizona. However, the Company recently determined to no longer pursue the EV contract assembly business following management’s decision to discontinue manufacturing activities in Mesa, Arizona, and the Company has subsequently determined to sub-lease the Mesa, Arizona manufacturing facility and the Huntington Beach, California facility in 2024.

Government Regulation

Certain of our operations, properties and products are or were subject to stringent and comprehensive federal, state and local laws and regulations, including, but not limited to, governing matters related to environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. However, since we currently are not producing any products following our decision to cease production of the SOLO, as well as our determination not to pursue our previously announced plan to develop and sell the E4 or the EV contract assembly business, we are presently no longer subject to many of these laws and regulations that relate, for example, to the development, manufacture and sale of vehicles.  However, in the event that we successfully consummate a strategic alternative for our business in the EV industry, such as the Xos Arrangement, then we or the combined company would likely be subject to, among others, those laws and regulations as described in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Government Regulation and Incentives.”

Intellectual Property and Trademarks

We protect, use and defend our intellectual property in support of our business objectives to increase our return on investment, enhance our competitive position and create shareholder value.

Through strategic and business assessments of our intellectual property, we rely on a combination of patents, trade secrets, copyrights, service marks, trademarks, domains, contractual terms and enforcement mechanisms across various international jurisdictions to establish and protect intellectual property rights related to our business and operations.

Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. As our business evolves, we may also choose to abandon certain intellectual property rights that we consider no longer core to our go-forward business.

Human Capital

As of January 31, 2024, we employed a total of 34 employees. The breakdown of full-time employees by main category of activity is as follows:

Activity	Number of Employees
Engineering/R&D	1
Sales & Marketing	0
General & Administration	27
Executive	6
Total Number of Employees	34

Corporate Information

We were incorporated on February 16, 2015, under the laws of the Province of British Columbia, Canada, and our principal executive offices are located 6060 Silver Drive, 3rd Floor, Burnaby, British Columbia, Canada V5H 0H5.

The SEC maintains a website at www.sec.gov that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We regularly file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make these reports available free of charge on our website located at https://www.emvauto.com as soon as reasonably practicable after such material is filed with or furnished to the SEC. You may also access these materials on EDGAR at www.sec.gov and SEDAR+ at www.sedarplus.ca. References to our website in this Annual Report are intended to be inactive textual references only, and none of the information contained our website or is part of this Annual Report or incorporated in this Annual Report by reference.

ITEM 1A. RISK FACTORS

In addition to the information contained in this Annual Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report. These material risks and uncertainties should be carefully reviewed by our shareholders and any potential investors in evaluating the Company, our business, and the market value of our common shares. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Forward-looking Statements”.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common shares. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

Risks Related to the Xos Arrangement

The completion of the Xos Arrangement is subject to a number of conditions precedent, some of which are outside the Company’s control.

The completion of the Xos Arrangement is subject to a number of conditions precedent, some of which are outside the Company’s control. In addition, the completion of the Xos Arrangement by the Company and Xos is conditional on, among other things, no material adverse change having occurred in respect of either the Company or Xos that is continuing. There can be no certainty, nor can the Company provide any assurance, that all conditions precedent to the Xos Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Xos Arrangement may not be completed. If the Xos Arrangement is not completed, the market price of the Company’s common shares may be adversely affected.  For additional information regarding the conditions precedent to the Xos Arrangement, refer to the Xos Arrangement Agreement, which is included as Exhibit 2.2 to this Annual Report.

The market price of the Company’s common shares may be materially adversely affected if the Xos Arrangement is not completed.

If, for any reason, the Xos Arrangement is not completed or its completion is materially delayed or the Xos Arrangement Agreement is terminated, the market price of the Company’s common shares may be materially adversely affected. Depending on the reasons for terminating the Xos Arrangement Agreement, the Company’s business, financial condition or results of operations could also be subject to various material adverse consequences, including as a result of paying a termination amount of $6 million in the event the Xos Arrangement Agreement is terminated by the Company in connection with entry into a superior proposal.

The Xos Arrangement may be terminated in certain circumstances.

Each of the Company and Xos has the right, in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Xos Arrangement. Accordingly, there can be no certainty, nor can the Company provide any assurance, that the Xos Arrangement will not be terminated by either of the Company or Xos prior to the completion of the Arrangement. In addition, if the Xos Arrangement is not completed by June 30, 2024, either the Company or Xos may choose to terminate the Xos Arrangement Agreement. The Xos Arrangement Agreement also includes termination amounts payable if the Arrangement Agreement is terminated in certain circumstances.  See “—Risks Related to the Xos Arrangement—The termination amounts provided under the Xos Arrangement Agreement may discourage other parties from attempting to acquire the Company” for additional information.  Additionally, any termination will result in the failure to realize the expected benefits of the Xos Arrangement in respect of the business of the Company.

The termination amounts provided under the Xos Arrangement Agreement may discourage other parties from attempting to acquire the Company.

Under the Xos Arrangement Agreement, each of the Company and Xos is required to pay to the other party a termination amount of $6 million in the event the Xos Arrangement Agreement is terminated in connection with entry into a superior proposal. This termination amount may discourage other parties from attempting to acquire the Company’s common shares or otherwise make an acquisition proposal to the Company, even if those parties would otherwise be willing to offer greater value to the Company’s shareholders than that offered by Xos under the Xos Arrangement.

The completion of the Xos Arrangement is uncertain.

As the Xos Arrangement is dependent upon receipt, among other things, of satisfaction of certain conditions, its completion is uncertain. If the Xos Arrangement is not completed for any reason, there are risks that the announcement of the Xos Arrangement and the dedication of the Company’s resources to the completion thereof could have a negative impact on their respective relationships with their stakeholders and could have a material adverse effect on the current and future operations, financial condition and prospects of the Company. Further, our Board of Directors may determine to liquidate or dissolve the Company if the Xos Arrangement is not completed. In such an event, the amount of cash available for distribution to the Company’s shareholders will depend heavily on the timing of such liquidation or dissolution, as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

In addition, the Company will incur significant transaction expenses in connection with the Xos Arrangement, regardless of whether the Xos Arrangement is completed.

Restrictions from pursuing business opportunities under the Xos Arrangement Agreement may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Xos Arrangement.

The Company is subject to customary non-solicitation provisions under the Xos Arrangement Agreement, pursuant to which the Company is restricted from soliciting, initiating, encouraging or otherwise facilitating any other acquisition proposal, among other things. The Xos Arrangement Agreement also restricts the Company from taking specified actions until the Xos Arrangement is completed without the consent of Xos. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Xos Arrangement.

Another attractive take-over, merger or business combination may not be available if the Xos Arrangement is not completed.

If the Xos Arrangement is not completed and is terminated, there can be no assurance that the Company will be able to find a party willing to pay equivalent or more attractive consideration than the consideration to be provided under the Xos Arrangement or be willing to proceed at all with a similar transaction or any alternative transaction.

The pending Arrangement may divert the attention of the Company’s management.

The pendency of the Xos Arrangement could cause the attention of the Company’s management to be diverted from their day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Xos Arrangement and could have an adverse effect on the business, operating results or prospects of the Company regardless of whether the Xos Arrangement is ultimately completed.

There are risks associated with securities litigation related to the Xos Arrangement.

Securities litigation or shareholder derivative litigation frequently follows the announcement of certain significant business transactions. The Company may become involved in this type of litigation in connection with the Xos Arrangement. Litigation often is expensive and diverts management’s attention and resources, which could have a material adverse effect on the business and the results of operations of the Company.

Risks Related to the Business and Industry

We have a limited operating history and expect to continue to generate no revenue for the foreseeable future.

Our limited operating history makes evaluating our business and future prospects difficult. We historically designed and manufactured smaller, simpler and purposeful EVs primarily targeted for the U.S. commercial market through sales directly to consumers and small businesses. However, we decided to cease production of our initial three-wheel, single-seat EV vehicle, the SOLO, at the end of 2022 and to cease sales of SOLO vehicles beginning in February 2023 following an announced recall. Additionally, in August 2023, we determined not to pursue our previously announced plan to develop and sell a new four-wheeled electric passenger vehicle, which was referred to as “Project E4” or “E4,” because of the significant costs to design, develop, manufacture, sell, support, and service the E4, as well as our decision to explore other strategic third-party opportunities and potential options for our business. Additionally, we have recently determined to no longer pursue the EV contract assembly business following management’s decision to discontinue manufacturing activities in Mesa, Arizona, and we have subsequently determined to sub-lease the Mesa, Arizona manufacturing facility in 2024. As a result, we generated significantly lower revenues in 2023 compared to 2022, and we expect to generate no revenue for the foreseeable future.

We have a history of operating losses and we expect our operating losses to accelerate and materially increase for the foreseeable future.

For the fiscal year ended December 31, 2023, we generated a net loss of $57.6 million. If we are to ever achieve profitability, we must successfully execute prospective business plans, which may not occur. We expect that our operating losses will continue in 2024 and thereafter, and we also expect to continue to incur operating losses and to experience negative cash flows for the next several years.

We currently have negative operating cash flows and expect negative cash flows in the future, which adversely affects our viability as an operating business.

We have made significant up-front investments in research and development, sales and marketing and general and administrative expenses to rapidly develop and expand our business. We are currently incurring expenditures related to our operations that have generated a negative operating cash flow, and we expect to generate no revenue for the foreseeable future. If we are unable to reduce and/or maintain a sufficiently low level of costs related to our operations, our operating results, business and prospects could be materially and adversely impacted. An inability to generate positive cash flow will adversely affect our viability as an operating business.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success depends on the efforts, abilities, and continued service of our executive leadership team: Susan Docherty, our Chief Executive Officer and interim Chief Operating Officer, Stephen Johnston, our Chief Financial Officer, and Michael Bridge, our General Counsel. A number of these key employees have significant experience in the automobile manufacturing and technology industries. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire suitable replacements.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, which could harm our business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. For example, in February 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times.  Our risks in this area are particularly pronounced given we have limited field experience of our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have a material adverse effect on our brand, business, prospects, and operating results. We plan to maintain product liability insurance for all our vehicles on a claims-made basis, but any such insurance might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either more than our coverage or outside of our coverage may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services.

We face risks associated with cyber-attacks, including hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions around the world have increased. Our business requires the continued operation of information systems and network infrastructure. In the event of a cyber-attack that we were unable to defend against or mitigate, we could have our operations and the operations of our customers and others disrupted. We could also have our financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen, and experience substantial loss of revenues, response costs and other financial loss and be subject to increased regulation, litigation, penalties and damage to their reputation. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information and reputational damage adversely affecting investor confidence. As a result, in the event of a material cybersecurity breach, our results of operations could be materially, adversely affected.

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

As described in a Current Report on Form 8-K filed with the SEC on March 28, 2023, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common shares had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until September 25, 2023, to regain compliance with the Minimum Bid Price Requirement. On September 26, 2023, we received a letter from Nasdaq granting us an additional 180 calendar day period, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price for our common shares must remain above $1.00 for 10 consecutive business days.

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

If we do not regain compliance with the Minimum Bid Price Requirement by the extended compliance date provided by Nasdaq, then Nasdaq will provide written notification to us that our common shares will be subject to delisting. At that time, we may appeal their delisting determination to a Nasdaq Hearing Panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with any of the other Nasdaq listing requirements.

We may be classified as a PFIC for U.S. federal income tax purposes.

Current or potential investors in our common shares who are U.S. Holders (as defined below) should be aware that, based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a risk that we may have been classified as a “passive foreign investment company” or “PFIC” for the 2023 taxable year and may be classified as a PFIC for our current taxable year and possibly subsequent years. Each current or potential investor who is a U.S. Holder should consult his, her or its own tax advisor regarding the U.S. federal, state and local, and non-U.S. tax consequences of the acquisition, ownership, and disposition of our common shares, the U.S. federal tax consequences of the PFIC rules, and the availability of any election that may be available to the holder to mitigate adverse U.S. federal income tax consequences of holding shares of a PFIC.

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

Our Articles authorize the issuance of an unlimited number of shares of preferred stock. Our Board of Directors has the authority to create one or more series of preferred stock and, without shareholder approval, issue shares of preferred stock with rights superior to the rights of the holders of common shares. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holder of common shares and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we currently have no plans to create any series of preferred stock and have no present plans to issue any shares of preferred stock, any creation and issuance of preferred stock in the future could adversely affect the rights of the holders of common shares and reduce the value of our common shares.

The market price of our common shares has been volatile and may further fluctuate in a way that is disproportionate to our operating performance.

Our common shares began trading on the Nasdaq Capital Market in August 2018, and before that it had been trading on the OTCQB starting in September 2017. The historical volume of trading has been low (within the past fiscal year, the fewest number of our shares that were traded on the Nasdaq Capital Market was 129,000 shares daily), and the share price has fluctuated significantly (since trading began on Nasdaq our closing price has been as low as US$0.23 on March 6, 2024, and as high as $10.81 on October 20, 2020). The share price for our common shares could decline due to the impact of any of the following factors:

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

Many of these factors are beyond our control. The stock markets in general, and the market for automobile companies, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common shares regardless of our actual operating performance.  Additionally, our announcements relating to our previously contemplated transaction with Tevva and the currently contemplated Xos Arrangement have led to an increase in the volatility of the share price for our common shares.  Any future announcements or developments relating to the Xos Arrangement may lead to further such volatility.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources. Furthermore, negative public announcements of the results of hearings, motions or other interim proceedings or developments could have a negative effect on the market price of our common shares.

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

Risks Related to Government Laws and Regulations

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

Any failure by us or our vendor or other business partners to comply with our public privacy notice or with federal, or state privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to customers’ personal information. A major breach of our network security and systems may result in fines, penalties and damages and harm our brand, prospects and results of operations.

General Risk Factor

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining good cybersecurity measures to safeguard its information systems and protect its data's confidentiality, integrity, and availability.

As part of the Company’s overall risk management system, the Company has diligently protected and secured physical, virtual, and cloud assets. To defend against cybersecurity incidents, the Company has implemented cybersecurity monitoring tools for its virtual and cloud environments to monitor network traffic within the Company for abnormalities and for any potential intrusions. For the Company’s user devices, the Company has implemented a software-based Zero-Trust virtual private network (VPN) and a software-based firewall to ensure the Company’s data is protected. Additionally, the Company has deployed monitoring systems, multifactor authentication (MFA), and single-sign-on (SSO) to ensure user accounts are protected from external cybersecurity threats. The Company regularly monitors third-party service providers, such as those that provide cloud-based and VPN services, to identify and mitigate risks from cybersecurity threats.

Risks from Cybersecurity Threats

As of the date of this filing, the Company has not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. The Company’s strategy is to mitigate risks preventatively; however, no assurances can be provided that there will not be incidents in the future or that they will not materially affect the Company.

Governance

The Company’s Board of Directors is responsible for identifying the principal risks of the Company’s business and ensuring that those risks are effectively managed. The Company’s Chief Information Officer is responsible for assessing and managing the Company’s risks from cybersecurity threats and has approximately 15 years of prior work experience in roles involving information technology. The Chief Information Officer is informed about, and monitors the prevention, detection, mitigation and remediation of, cybersecurity incidents through his management of, and participation in, the monitoring systems and processes described above. The Chief Information Officer reports information about such risks to the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, who then would report information to the Company’s Board of Directors. When appropriate, the Chief Information Officer would be invited by management to present information to the Company’s Board of Directors.

ITEM 2. PROPERTIES

Our executive office is located in Burnaby, British Columbia, Canada. Our manufacturing facility in Mesa, Arizona, is expected to be sub-leased in 2024 following management’s decision to discontinue manufacturing activities in Mesa, Arizona. We do not own any real property. We currently lease the following properties:

	Area	2023 Gross Monthly
Location	(In square feet)	Rent		Lease Expiration Date	Use
Burnaby, BC, Canada	1,000	$5,680	CAD	30-Apr-24	Head office
Mesa, Arizona, USA	235,000	$189,720	USD	28-Feb-33	Engineer & Manufacturing Facility
Huntington Beach, CA, USA	17,980	$25,711	USD	31-Jan-27	Service & distribution center

Management believes that our existing facilities are adequate to meet our current requirements and comparable space is readily available.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time become subject to legal proceedings and claims arising in connection with ongoing business activities. Based on our current knowledge, there are no legal proceedings as of the date of this Annual Report to which we are, or any of our subsidiaries is, a party, or which any of our property is the subject, that in the opinion of management might have a material adverse effect on our results of operations, financial condition or cash flows, or that are otherwise required to be disclosed under the rules of the SEC. However, the results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, financial condition, or cash flows. In addition, regardless of the outcome, litigation could have an adverse impact on us as a result of legal fees, the diversion of management’s time and attention and other factors.

On November 3, 2023, Tevva filed a complaint (the “Complaint”) in the United States District Court for the District of Arizona against the Company, 1432952 B.C. Ltd. (“Holdco”), 1432957 B.C. Ltd. (“Parentco”) and Susan E. Docherty, the Company’s Chief Executive Officer and Interim Chief Operating Officer. The Complaint alleged breach of contract, defamation and tortious interference by the defendants, as applicable, in connection with the Tevva Arrangement Agreement and the transactions contemplated therein. The Complaint sought actual damages of $75 million, unspecified punitive damages and attorneys’ fees and costs. Additionally, the Complaint sought preliminary and permanent injunctive relief (i) preliminarily prohibiting the Company from completing a merger with any other merger partner pending resolution of the Complaint; (ii) preventing the Company from dissipating its cash reserves through dividend or otherwise; (iii) requiring the Company to complete the Tevva Arrangement; and (iv) otherwise requiring effectuation of the Tevva Arrangement.

On November 7, 2023, the Arizona District Court issued an order (the “Order”) dismissing the Complaint due to the Arizona District Court’s lack of subject-matter jurisdiction as a result of (i) the Company, Holdco and Parentco being Canadian corporations and (ii) Tevva’s failure to establish Arizona as Ms. Docherty’s state of domicile in the Complaint. Pursuant to the Order, Tevva had until November 21, 2023 to file an amended complaint seeking to cure the deficiencies identified in the Order. On November 7, 2023, Tevva subsequently filed a substantially similar complaint in the Maricopa County Superior Court, State of Arizona.

On November 28, 2023, the Company announced that it entered into a settlement agreement (the “Settlement Agreement”) by and among the Company, Tevva, Holdco, Parentco and Ms. Docherty, relating to the termination of the Tevva Arrangement Agreement. Pursuant to the terms of the Settlement Agreement, the parties agreed to, among other things, the following: (i) Tevva would dismiss, with prejudice, its previously filed federal and state court complaints relating to the Tevva Arrangement Agreement and the transactions contemplated therein; (ii) the Company would forgive the approximately $6.1 million due from Tevva under the Working Capital Facility (as defined below) (inclusive of $0.1 million of accrued interest) and would enter into a release of the debenture securing Tevva’s obligations under the Working Capital Facility; (iii) a general release and waiver between the Company, Parentco, Holdco and Ms. Docherty, on the one hand, and Tevva on the other hand, in favor of the other party; and (iv) the Company would pay Tevva $380,000 in connection with the Settlement Agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares

Our common shares are traded on the Nasdaq Capital Market under the symbol “SOLO”. Volume in our shares may be sporadic and the price could experience volatility.

Transfer Agent for Common Shares

Our common shares are recorded in registered form on the books of our transfer agent, VStock Transfer, LLC, located 18 Lafayette Place, Woodmere, New York 11598.

Holders of Common Shares

As of March 07, 2024, there were 298 holders of record of our common shares, which does not include shareholders whose shares are held in street name by brokers or other nominees.

Dividends

We have not paid any dividends on our common shares since incorporation. Our management anticipates that we will retain all future earnings and other cash resources for the future operation and development of our business. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the Board of Directors’ discretion, subject to applicable law, after taking into account many factors including our operating results, financial condition, contractual arrangements and current and anticipated cash needs.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Forward - Looking Statements” and Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

For an overview of the Company’s business, see “Company Overview” in Part I, Item 1 of this Form 10-K.

Recent Events

On February 17, 2023, the Company announced a voluntary recall of the SOLO. The Company paused deliveries and sales of the SOLO while investigating the issue. The recall was made due to the vehicle potentially experiencing a loss of propulsion while driving and the Company was required to remedy the issue within a specific timeframe from the date of the recall announcement. After a thorough investigation, the Company was not able to determine the root cause and fix of the said issue and, therefore, initiated a buy-back program on April 14, 2023 for all 429 SOLO EVs sold since its release in 2021. As of December 31, 2022, the Company recorded a recall provision of approximately $8.9 million as an estimate of the cost to buy back all retailed vehicles and during the second quarter of 2023 began processing customer buy-backs of the SOLO. During the year ended December 31, 2023, the Company made refund payments for 392 vehicles returned by customers and reversed $440,000 of the recall provision, which reduced the recall provision balance to $315,988 as of December 31, 2023.

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV, LLC (“GLV”) whereby the Company engaged GLV to provide certain design, development and manufacturing services to the Company for Project E4.

On March 29, 2023, the Company entered into Contract Assembly Agreements (the “Assembly Agreements”) with GLV, LLC (“GLV”) to assemble the Volcon Stag electric Utility Terrain Vehicle (UTV), as well as the Grunt and Runt, both of which are electric motorbikes. The Assembly Agreements called for the Company to perform contract assembly services to GLV for one year in the Company’s Mesa facility and GLV to ship materials and parts to the plant. Upon termination, GLV would pay the Company all committed, non-cancellable costs and expenses and the Company would return in-process products as well as all GLV materials and parts.

On May 8, 2023, the Company entered into a settlement deed (the “Zongshen Settlement Agreement”) with Chongqing Zongshen Automobile Industry Co., Ltd. (“Zongshen”), effective as of May 4, 2023. The Settlement Agreement resolved all outstanding claims relating to that certain manufacturing agreement previously entered into with Zongshen to manufacture the Company’s SOLO vehicles (as amended, the “Zongshen Manufacturing Agreement”) and the related cancellation notice and defective notice provided by the Company to Zongshen.

As discussed elsewhere in this Form 10-K, on August 14, 2023, the Company and Tevva signed the Tevva Arrangement Agreement and other ancillary agreements to merge the two companies into a newly created parent company. On October 4, 2023, the Company terminated the Tevva Arrangement Agreement as a result of multiple incurable breaches of the Tevva Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to the Company.  As a result of the Company’s termination of the Tevva Arrangement Agreement, all amounts due (including any accrued interest and other sums due) under the term loan facility (the “Working Capital Facility”) provided by the Company to Tevva became repayable in full 90 days from and including the date on which the Tevva Arrangement Agreement was terminated (i.e., January 2, 2024). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the loan receivable advanced under the Working Capital Facility was fully impaired and recorded an impairment loss of $6,000,000 in the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

On August 17, 2023, the Company delivered notice to GLV to terminate each of the Design Agreement and the Assembly Agreements, effective as of September 16, 2023. The decision to terminate the agreements with GLV was due to the Company entering into the Tevva Arrangement Agreement. The Company paid GLV a total of $4,107,600 under the Design Agreement. The Company has no further payment obligations under the Design Agreement, effective as of September 16, 2023.

On November 28, 2023, the Company entered into a settlement agreement (the “Tevva Settlement Agreement”) with Tevva relating to the termination of the Tevva Arrangement Agreement. Pursuant to the terms of the Tevva Settlement Agreement, Tevva agreed to dismiss its previously filed federal and state court complaints relating to the Tevva Arrangement Agreement and the transactions contemplated therein, and the Company agreed to forgive the approximately $6.1 million due from Tevva under the Working Capital Facility (inclusive of $0.1 million of accrued interest) and to pay Tevva $380,000 in connection with the Tevva Settlement Agreement. As of December 31, 2023, payment of $380,000 was made to Tevva and recorded in gain / (loss) on settlement of legal liabilities in the consolidated statements of operations and comprehensive loss.

As discussed elsewhere in this Form 10-K, on January 11, 2024, the Company and Xos entered into the Xos Arrangement Agreement, pursuant to which Xos will acquire all of the issued and outstanding common shares of the Company pursuant to the Xos Plan of Arrangement.  Subject to the terms and conditions set forth in the Xos Arrangement Agreement and the Xos Plan of Arrangement, each issued common share of the Company outstanding immediately prior to the effective time of the Xos Arrangement (other than the shares held by the Company’s shareholders who have exercised rights of dissent in respect of the Xos Arrangement) will be transferred to Xos in exchange for such number of shares of Xos common stock, $0.0001 par value per share (the “Consideration Shares”), as is provided for in the Xos Arrangement Agreement. Upon completion of the Xos Arrangement, Xos stockholders and the Company’s shareholders will own approximately 79% and 21% of the combined company, respectively, subject to certain adjustments set forth in the Xos Arrangement Agreement. The exact number of Consideration Shares to be issued to the Company’s shareholders will be determined prior to the closing of the Xos Arrangement.

Operating Results - Results of Operations for the Year ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Revenue

The historical revenue of the Company principally represents sales of the SOLO vehicles and batteries. Revenue for the SOLO was recognized when the Company transferred control to the customer which generally occurred upon delivery.

Revenue for the year ended December 31, 2023 was $608,429 compared to $6,812,446 for the corresponding period in 2022, primarily reflecting a decrease in SOLO unit deliveries in 2023 to 29 compared with 339 unit deliveries in the prior year. The decrease in units delivered in 2023 was a result of the Company’s decision to cease the sale of SOLO vehicles beginning in February 2023 following the announced recall.

Cost of Revenue and Gross Loss

In 2023, the cost of revenue amounted to $1,549,621, in contrast to $33,067,782 for the year ended December 31, 2022, resulting in a gross loss of $941,192 for the year ended December 31, 2023. This is compared to a gross loss of $26,255,336 for the corresponding period in 2022. The decreased cost of revenue and gross loss from 2022 to 2023 was primarily attributable to:

●	a decrease of the write-down of SOLO inventory to net realizable value of $267,750 for the year ended December 31, 2023 compared with approximately $13.8 million in the prior year;
●	the reverse of a recall provision of approximately $440,000 for the year ended December 31, 2023 compared with the recognition of a recall provision of approximately $8.9 million for the year ended December 31, 2022;
●	a decrease in other cost of revenue, including third-party contracted unit cost, assembly labor and other manufacturing overhead costs of approximately $10.3 million for the year ended December 31, 2023 resulting from the significant decrease in SOLO unit deliveries in 2023 when compared with 2022 in conjunction with the termination of the Zongshen Manufacturing Agreement in December 2022; and

●	an increase of the write-down of parts inventory of approximately $1.5 million for the year ended December 31, 2023 compared with approximately $300,000 in the prior year;

Operating Expenses

General and administrative expenses

For the year ended December 31, 2023, general and administrative expenses were $32,450,361, compared to $39,755,257 for the year ended December 31, 2022. The year over year decrease of $7,304,896 was primarily a result of the following:

●	amortization expense decreased by approximately $2.87 million as a result of decreased long-lived asset balances following the recognition of impairment expenses in 2022;
●	consulting expense decreased by approximately $1.56 million as a result of less consulting activities as the Company reduced spending on SOLO related activities and focused on strategic business development activities;
●	capital markets and investor support and investor relation expense decreased by approximately $1.28 million as a result of less investor relation activities;
●	office expenses decreased by approximately $982,000 as a result of lower IT costs and travel activities;
●	stock-based compensation expense decreased by approximately $538,000;
●	salaries and personnel related costs decreased by approximately $500,000 as a result of a decrease in headcount; and
●	professional fee increased by approximately $552,000 due to increased legal activities and expenses for implementation of internal controls.

Acquisition related expenses

For the year ended December 31, 2023, the Company incurred acquisition related expenses of $7,562,652. These primarily consist of financial advisor, legal and other professional fees, incurred in connection with the Company’s process of exploring strategic third-party opportunities and potential options for its business.  Such activities included the previously contemplated Tevva Arrangement and the currently contemplated Xos Arrangement. No such comparable expenses were incurred in the prior year period.

Research and development expenses

Research and development expenses decreased to $9,154,084 for the year ended December 31, 2023, from $22,031,212 for the corresponding year ended December 31, 2022. The decrease in research and development expenses was primarily attributable to a reduction in headcount and internal engineering project costs as the Company pivoted its focus and resources from the SOLO, partially offset by an increase of $4,185,100 related to Project E4.

Sales and marketing expenses

Sales and marketing expenses decreased to $2,962,900 for the year ended December 31, 2023, from $14,663,968 for the corresponding year ended December 31, 2022. The decrease in sales and marketing expenses was primarily attributable to the reduction in headcount and decreased sales and marketing activities due to the Company’s decision to cease production of the SOLO at the end of 2022, as well as the Company’s subsequent determination to not pursue its previously announced plan to develop and sell the E4 in August 2023.

Impairment

The Company recorded an impairment loss of $1,929,410 for the year ended December 31, 2023, comprised of a $1,534,410 impairment charge for assets to be disposed through auction and sales, including furniture and equipment and computer hardware, and a $395,000 impairment charge for SOLO vehicles based on the estimated amount that can be recovered from claiming previously paid tariffs and disposing of the vehicles. The Company recorded an impairment loss of $7,592,641 for the year ended December 31, 2022, mainly attributable to $3,819,519 for impairment of property and equipment, $2,804,032 for impairment of prepaid batteries dedicated to the SOLO, $549,760 for impairment of goodwill and $400,628 for impairment of intangible assets associated with the Company’s previous acquisition of Intermeccanica International Inc.

Other Items

Interest Income

Interest income increased from $2,301,218 to $4,908,398 in 2023, primarily as a result of increases in interest rates, partially offset by declining cash balances.

Impairment of loan receivable

The Company recorded an impairment of loan receivable of $6,000,000 for the year ended December 31, 2023 relating to the Working Capital Facility.  As a result of the Company’s termination of the Tevva Arrangement Agreement in October 2023, all amounts due from (including any accrued interest and other sums due) under the Working Capital Facility became repayable in full 90 days from and including the date on which the Tevva Arrangement Agreement was terminated (i.e., January 2, 2024). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the loan receivable advanced under the Working Capital Facility was fully impaired.

Gain / (loss) on settlement of legal liabilities

During the year ended December 31, 2022, the Company recorded a $15.7 million termination provision relating to the termination of the Zongshen Manufacturing Agreement. During the year ended December 31, 2023, in fulfillment of all obligations under the Zongshen Settlement Agreement and in settlement of the existing contract termination liability of $15.7 million, the Company paid $8.0 million in cash to Zongshen, de-recognized existing prepaid deposits of $7,167,340 and accounts payable to Zongshen of $281,462, and recognized 129 SOLO vehicle inventories received from Zongshen valued at $44,244, resulting in a gain on settlement of legal liabilities of $858,366. During the year ended December 31, 2023, the Company recorded a $380,000 loss for the amount paid to Tevva pursuant to the Tevva Settlement Agreement relating to the termination of the Tevva Arrangement Agreement.

Other Expense, Net

During the year ended December 31, 2023, the Company terminated the lease for its Burnaby, British Columbia, Canada headquarters, and concurrently disposed of plant and equipment. The loss on this disposal was $1,063,425, net of cash proceeds received of $112,757, and was recorded in other expense, net in the consolidated statements of operations and comprehensive loss.

Additionally, during the year ended December 31, 2023, production tooling and molds of $536,741 were written off due to the Company’s determination to not complete the asset and the loss on derecognition was recorded in other expense, net in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, amounts recorded to other expense, net were immaterial.

Net Loss

During the year ended December 31, 2023, the Company incurred a net loss of $57,582,200 compared to a net loss of $123,698,513 for the corresponding period in 2022. The decrease in net loss from 2022 to 2023 was primarily attributable to the decrease in gross loss, decrease in operating expenses and decrease in legal liabilities settlement expense, partially offset by the impairment of loan receivable relating to the Working Capital Facility during the year ended December 31, 2023.

Liquidity and Capital Resources

Liquidity

The Company had $65,550,366 of net working capital, (i.e., current assets minus current liabilities), compared to $113,956,510 of net working capital as of December 31, 2022. The decrease in net working capital primarily resulted from cash used in operations of $61,669,794 (2022: $84,410,328), cash used in investing activities of $6,447,873 (2022: $3,398,974) primarily related to the loan made to Tevva under the Working Capital Facility, and cash used in financing activities of $91,911 (2022: cash provided by financing activities of $380,867).

The Company’s historical capital needs have been met by sales of its equity securities. If the Company does raise additional capital through public or private equity offerings, the ownership interest of the Company’s existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the Company’s stockholders’ rights. If the Company raises additional capital through debt financing, the Company may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as, and when, needed, the Company may have to significantly delay, scale back or discontinue the development of its business plans.

Additionally, if the Company is unable to successfully consummate a strategic alternative for its business, such as the contemplated Xos Arrangement, the Company will consider further significant cost reduction measures to reduce the current cash use rate. As of December 31, 2023, the Company has $65,454,810 of cash and cash equivalents on hand, and the Company believes that it has sufficient cash to carry on its operations for at least the next 12 months following the issuance of this Annual Report.

As of December 31, 2023, the Company had 119,292,132 issued and outstanding common shares and 135,534,525 common shares on a fully-diluted basis.

These financial statements have been prepared on a basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

Summary of Cash Flows

	Years Ended December 31,
	2023	2022
Cash Flows:
Cash flows used in operating activities	$61,669,794	$84,410,328
Cash flows used in investing activities	$6,447,873	$3,398,974
Cash flows (used in) / provided by financing activities	$(91,911)	$380,867
Decrease in cash and cash equivalents and restricted cash	$68,209,578	$87,428,435

Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $61,669,794, compared with $84,410,328 for the year ended December 31, 2022. Cash used in operating activities decreased in 2023 principally as a result of a decrease in cash-based losses, partially offset by a decrease in accounts payable and accrued liabilities of $14,713,085, which included the payment of $8.1 million for the repurchase of SOLO vehicles in connection with the voluntary recall, and a decrease of contract termination liability of $8 million relating to the termination of the Zongshen Manufacturing Agreement.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $6,447,873, compared with $3,398,974 for the year ended December 31, 2022. Cash used in investing activities increased primarily due to the $6 million loan provided to Tevva under the Working Capital Facility, partially offset by the reduction of capital expenditures in 2023, including a reduction in capital improvements made to the Company’s Mesa, Arizona facility.

Financing Activities

During the year ended December 31, 2023, cash used in financing activities was $91,911 for the settlement of deferred share units (“DSUs”), compared to $380,867 cash provided by financing activities for the year ended December 31, 2022 primarily due to proceeds from the issuance of common shares for stock options exercised.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Resources

As at December 31, 2023, the Company had cash and cash equivalents of $65,454,810 (2022: $134,255,538). The Company has no material commitments for capital expenditures or the purchase of materials or products. The Company’s remaining commitments are primarily related to lease obligations for the Mesa and Huntington Beach locations. Please refer to Note 10 of the Company’s consolidated financial statements for further details.

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

Critical Accounting Policies and Significant Judgements and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of the financial statements requires the Company to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. The Company considers an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment and when the use of different judgments, estimates and assumptions could have a material impact on the Company’s consolidated financial statements. While the Company’s significant accounting policies are described in more detail in Note 2 of the Company’s consolidated financial statements, the Company believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of its financial statements.

Estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Inventory Valuation: The Company reviews its inventory to ensure that the carrying value does not exceed net realizable value (“NRV”), with NRV based on the estimated selling price of inventory, less disposal and transportation costs. When the carrying value of inventory exceeds its NRV, the Company performs an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of the revenue for the difference. Once a write-off occurs, a new, lower cost basis is established. In estimating the net realizable value of the vehicle inventory at December 31, 2023, the Company has concluded that it is able to recover the inventory value through crushing the vehicles to recover tariffs already paid (referred to as duty draw back). The vehicle inventory’s net realizable value recognized at December 31, 2023 and 2022 represents the estimated amount that can be recovered from claiming the tariff. As of December 31, 2023, Company estimates aggregate tariff recovery of approximately $2.4 million upon related destruction of SOLO vehicles and submission of the related claim documents.

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

For the purpose of impairment testing, the Company has grouped the long-lived assets into below groups:

●	assets to be disposed through auction and sales, including furniture and equipment and computer hardware;
●	SOLO vehicles to be removed from commerce by crushing in order to recover previously paid tariffs;
●	operating lease right-of-use assets, and leasehold improvements assets to be held and used (including potential plans to sublease related properties); and
●	cloud computing assets to be held and used.

The Company estimated the fair values of the individual assets using a combination of methods. The fair values of right-of-use assets and leasehold improvements were determined using a discounted cash flows approach, where the significant inputs included the estimated market rent and discount rate for each leased property. Fair value of the SOLO vehicles are calculated based on the estimated amount that can be recovered from claiming the previously paid tariffs. The Company used a combination of a market approach and cost approach to determine the fair values of the other plant and equipment and other assets. The significant input in the determination of the fair value of the cloud computing assets was the obsolescence factor applied to determine the depreciated replacement cost.

For the year ended December 31, 2023, the Company recorded a $1,534,410 impairment charge for the assets to be disposed through auction and sales, a $395,000 impairment charge for SOLO vehicles and $nil impairment for operating lease right-of-use assets, leasehold improvements and cloud computing assets.

Recently Adopted and Issued Accounting Pronouncements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined in Rule 12b-2 under the Exchange Act), the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended December 31, 2023, are included in this Annual Report beginning on page F-1:

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

Years Ended December 31, 2023 and 2022

Expressed in United States Dollars

KPMG LLP

PO Box 10426 777 Dunsmuir Street

Vancouver BC V7Y 1K3

Canada

Telephone (604) 691-3000

Fax (604) 691-3031

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

ElectraMeccanica Vehicles Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ElectraMeccanica Vehicles Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Valuation of long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company assesses long-lived assets, such as plant and equipment, finite-lived intangible assets, and operating lease right-of-use assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment and the carrying amount of the long-lived asset or asset group exceeds the undiscounted cash flows, an impairment is recognized to the extent that the carrying amount of the assets exceeds their fair value. As discussed in Note 8 to the consolidated financial statements, for the purpose of impairment testing as of December 31, 2023, the Company has grouped the long-lived assets into asset groups. The asset groups include the Company’s operating lease right-of-use assets and leasehold improvements and the Company’s cloud computing assets. As of December 31, 2023, the right-of-use and leasehold improvements asset group included a portion of the $11,090,868 in plant and equipment, net related to leasehold improvements and $7,336,243 in operating lease right-of-use assets. As discussed in Notes 4 and 7 to the consolidated financial statements, as of December 31, 2023 the cloud computing asset group has $2,405,964 and $1,374,299 in cloud computing assets included in other assets, and prepaid expenses and other current assets, respectively.

We identified the assessment of the valuation of the operating lease right-of use assets, leasehold improvements, and cloud computing assets as a critical audit matter. Subjective auditor judgment was required to evaluate the selection of the market rent and discount rate inputs used in determining the fair values of the operating lease right-of-use assets and leasehold improvements. Subjective auditor judgment was also required to evaluate the selection of the method applied and the obsolescence factor used in determining the fair value of the cloud computing assets. The estimation of market rents and discount rates is subject to significant measurement uncertainty. Changes in these assumptions or the use of a different valuation method to value the cloud computing assets could have had a significant impact on the fair values of the leasehold improvements, operating lease right-of-use assets, and cloud computing assets.

The following are the primary procedures we performed to address this critical audit matter.  We performed sensitivity analysis and assessed the impact of possible changes to the market rents and discount rates on the fair values of the operating lease right-of-use assets and leasehold improvements. With the assistance of valuation professionals with specialized skills and knowledge, we:

●	compared the selected market rents and discount rates to third-party industry data for premises with similar characteristics, including type and location.
●	evaluated the valuation model selected to determine the fair value of the cloud computing assets by inspecting documentation obtained from the Company and the Company’s external valuation specialists.
●	compared the selected obsolescence factor for the cloud computing assets to third-party industry data for similar assets.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2018.

Vancouver, Canada

March 8, 2024

ElectraMeccanica Vehicles Corp.

Consolidated Balance Sheets

(Expressed in United States dollars)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$65,454,810	$134,255,538
Receivables, net	142,109	273,958
Prepaid expenses and other current assets	2,887,808	11,390,850
Inventory, net	2,370,000	4,233,055
Total current assets	70,854,727	150,153,401

Restricted cash	1,116,456	515,449
Plant and equipment, net	11,090,868	16,452,477
Operating lease right-of-use assets	7,336,243	9,031,277
Other assets	3,711,816	5,093,825
Total assets	$94,110,110	$181,246,429

Current liabilities
Trade payables and accrued liabilities	4,241,888	19,346,470
Customer deposits	33,797	339,744
Current portion of lease liabilities	1,028,676	810,677
Contract termination liability	—	15,700,000
Total current liabilities	5,304,361	36,196,891

Share-based compensation liability	250,694	76,476
Lease liabilities	15,492,841	17,528,282
Deferred revenue	—	119,253
Total liabilities	21,047,896	53,920,902

Commitments and contingencies (Note 19)

Shareholders’ equity
Share capital - without par value, unlimited shares authorized; 119,292,132 and 119,287,917 shares issued and outstanding as of December 31, 2023 and 2022, respectively	398,868,610	395,564,470
Accumulated other comprehensive income	4,580,972	4,566,225
Accumulated deficit	(330,387,368)	(272,805,168)
Total shareholders’ equity	73,062,214	127,325,527
Total liabilities and shareholders’ equity	$94,110,110	$181,246,429

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

	Years Ended
	December 31, 2023	December 31, 2022
Revenue	$608,429	$6,812,446
Cost of revenue	1,549,621	33,067,782
Gross loss	(941,192)	(26,255,336)
Operating expenses
General and administrative expenses	32,450,361	39,755,257
Acquisition related expenses	7,562,652	—
Research and development expenses	9,154,084	22,031,212
Sales and marketing expenses	2,962,900	14,663,968
Impairment	1,929,410	7,592,641
	54,059,407	84,043,078
Operating loss	(55,000,599)	(110,298,414)
Other non-operating income (expense)
Interest income	4,908,398	2,301,218
Impairment of loan receivable	(6,000,000)	—
Changes in fair value of derivative liabilities	—	191,202
Gain / (loss) on settlement of legal liabilities	712,715	(15,700,000)
Other (expense), net	(2,133,266)	(44,764)
Foreign exchange loss	(68,448)	(124,201)
Loss before taxes	(57,581,200)	(123,674,959)
Current income tax expense	1,000	23,554
Net loss	$(57,582,200)	$(123,698,513)
Other comprehensive income
Foreign currency translation adjustments	14,747	64,425
Comprehensive loss	$(57,567,453)	$(123,634,088)
Loss per share – basic and diluted	$(0.48)	$(1.04)
Weighted average number of shares outstanding – basic and diluted	119,288,852	118,739,410

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Years Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net loss	$(57,582,200)	$(123,698,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,447,008	5,822,999
Stock-based compensation expense	3,570,269	4,985,953
Inventory provision	1,795,420	13,829,497
Loss on disposal of long-lived asset	2,246,046	—
Impairment	1,929,410	7,592,641
(Gain) / loss on settlement of legal liabilities	(1,092,715)	15,700,000
Change in estimate for recall provision	(440,000)	8,915,044
Change in fair value of derivative liabilities	—	(191,202)
Impairment of loan receivable	6,000,000	—
Unrealized currency translation (gain) / loss	(55,591)	16,498
Changes in operating assets and liabilities:
Receivables, net	131,849	79,361
Prepaid expenses and other assets	1,414,503	(5,594,460)
Inventory, net	(36,017)	(14,664,270)
Trade payables and accrued liabilities	(14,713,085)	1,873,380
Operating lease liabilities	21,476	1,233,699
Customer deposits	(306,167)	(310,955)
Contract termination liability	(8,000,000)	—
Net cash used in operating activities	(61,669,794)	(84,410,328)
Cash flows in investing activities
Expenditures on plant and equipment	(745,416)	(3,398,974)
Proceeds from disposal of plant and equipment	297,543	—
Loan receivable to Tevva	(6,000,000)	—
Net cash used in investing activities	(6,447,873)	(3,398,974)
Cash flows from financing activities
Payment for issuance of common shares for RSU settlement	—	(106,187)
Payment for DSU settlement	(91,911)	—
Proceeds from issuance of common shares for options exercised	—	487,054
Net cash (used in) / provided by financing activities	(91,911)	380,867
Decrease in cash and cash equivalents and restricted cash	(68,209,578)	(87,428,435)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9,857	(20,262)
Cash and cash equivalents and restricted cash, beginning	134,770,987	222,219,684
Cash and cash equivalents and restricted cash, ending	$66,571,266	$134,770,987

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in United States dollars)

			Accumulated
			Other
	Share capital		Comprehensive	Accumulated
	Number of shares	Amount	Income	Deficit	Total Equity
Balance at December 31, 2021	117,338,964	$390,290,103	$4,501,800	$(149,106,655)	$245,685,248
Shares issued pursuant to exercise of options	1,615,430	487,054	—	—	487,054
Shares issued pursuant to exercise of RSU	333,523	(175,526)	—	—	(175,526)
Stock-based compensation	—	4,962,839	—	—	4,962,839
Net loss	—	—	—	(123,698,513)	(123,698,513)
Foreign currency translation	—	—	64,425	—	64,425
Balance at December 31, 2022	119,287,917	$395,564,470	$4,566,225	$(272,805,168)	$127,325,527

Shares issued pursuant to exercise of options	4,215	—	—	—	—
Stock-based compensation	—	3,304,140	—	—	3,304,140
Net loss	—	—	—	(57,582,200)	(57,582,200)
Foreign currency translation	—	—	14,747	—	14,747
Balance at December 31, 2023	119,292,132	$398,868,610	$4,580,972	$(330,387,368)	$73,062,214

The accompanying notes are an integral part of these consolidated financial statements

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

1.Nature and continuance of operations

ElectraMeccanica Vehicles Corp. (the “Company”) was incorporated on February 16, 2015, under the laws of the Province of British Columbia, Canada, and its principal activity is the development and manufacturing of electric vehicles (“EVs”).

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

The Company has historically designed and manufactured smaller, simpler and purposeful electric vehicles (“EVs”) primarily targeted for the U.S. market through direct marketing and sales to consumers and small businesses. The Company’s initial product was the three-wheel, single-seat, SOLO. However, given the significant challenges experienced by customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocycle, such as the SOLO, at the end of 2022, the Company made the strategic decision to cease production of the SOLO.

In February 2023, the Company announced the voluntary recall of its SOLO vehicles due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. In April 2023, the Company decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers, of which the Company has made refund payments for 392 vehicles returned by customers as of December 31, 2023.

On August 14, 2023, the Company and Tevva Motors Limited (“Tevva”) signed an arrangement agreement (“Tevva Arrangement Agreement”) and other ancillary agreements to merge the two companies into a newly created parent company (the “Tevva Arrangement”). The Tevva Arrangement Agreement included customary representations, covenants, and closing conditions. On October 4, 2023, the Company terminated the Tevva Arrangement Agreement as a result of multiple incurable breaches of the Tevva Arrangement Agreement by Tevva, including failures by Tevva to disclose material information about Tevva to the Company.

On January 11, 2024, the Company and Xos, Inc., a publicly traded Nasdaq company incorporated in Delaware (“Xos”), entered into an arrangement agreement (the “Xos Arrangement Agreement”), pursuant to which Xos will acquire all of the issued and outstanding common shares of the Company pursuant to a plan of arrangement (the “Xos Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Xos Arrangement”). Xos is a leading manufacturer of medium-duty commercial EVs for parcel delivery, uniform rental, food and beverage, and cash-in-transit fleets across the United States and Canada. See Note 20 for additional information.

Management intends to finance its operations over the next twelve months using existing cash on hand.

2.Summary of significant accounting policies

Basis of presentation and consolidation

As a non-U.S. company listed on the NASDAQ, the United States Securities and Exchange Commission (“SEC”) required the Company to perform a test on the last business day of the second quarter of each fiscal year to determine whether the Company continued to meet the definition of a foreign private issuer (“FPI”). Historically, the Company met the definition of an FPI, and as such, prepared consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), reported with the SEC on FPI forms, and complied with SEC rules and regulations applicable to FPIs.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

On June 30, 2022, the Company performed the test and determined that the Company no longer met the definition of an FPI. As such, the Company is required to prepare consolidated financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), report with the SEC on domestic forms, and comply with SEC rules and regulations applicable to domestic issuers. In the year ended December 31, 2022, the Company retrospectively adopted U.S. GAAP.

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for all periods presented. Comparative figures, which were previously prepared in accordance with IFRS, have been adjusted as required to be compliant with the Corporation’s accounting policies under U.S. GAAP.

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

Estimates include the following:

●	estimating the write down of inventory to net realizable value;
●	estimating the fair value of stock options that are based on market conditions;
●	estimating the incremental borrowing rate for calculating the lease liabilities;
●	estimating the recall provision;
●	estimating the contingent liabilities for the contract termination;
●	estimating the fair value of the long-lived assets to determine and measure impairment losses on property and equipment, right-of-use assets and cloud computing assets included in other assets; and
●	changes in facts and circumstances related to the determination of asset groups for impairment testing purposes.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

Assets and liabilities held for sale

Assets and liabilities (disposal groups) to be sold are classified as held for sale in the period in which all of the following criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value.

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

Loan receivable

When the Company records receivables, it records an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. The Company evaluates debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required. The Company estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Changes in the relevant information may significantly affect the estimates of expected credit losses. During the year ended December 31, 2023, the Company advanced cash to Tevva in the form of a loan receivable of $6.0 million (see Note 12). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the $6 million loan receivable was fully impaired and recorded an impairment loss of $6.0 million in the consolidated statement of operations and comprehensive loss.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

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

The Company’s cloud computing arrangements primarily comprise of hosting arrangements which are service contracts, whereby the Company gains remote access to use enterprise software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in operating expense over the period that the Company has access to use the software. Implementation costs for cloud computing arrangements are capitalized if certain criteria are met and consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of the agreement, together with periods covered by renewal options which the Company is reasonably certain to exercise. The Company only capitalizes subsequent additions, modifications or upgrades to internal-use software to the extent that such changes allow the software to perform a task it previously did not perform.

Leases

The Company enters into contractual arrangements for the utilization of certain non-owned assets. Historically, these principally related to property for the Company’s offices, assembly facility and kiosk locations which have varying terms including extension and termination options.

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

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

The Company generally uses its incremental borrowing rate as the discount rate as most of the Company’s lease arrangements do not provide an implicit borrowing rate. The incremental borrowing rate is estimated using a combination of risk-free interest rate corresponding to lease terms, as well as a blended credit risk spread.

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

ROU assets are carried at cost less accumulated amortization, impairment losses, and any subsequent remeasurement of the lease liability. Initial cost comprises the lease liability adjusted for lease payments at or before the commencement date, lease incentives received, initial direct costs and an estimate of restoration costs.

The Company has elected not to present short-term leases on the consolidated balance for leases that have lease terms of 12 months or less and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. The lease expense related to those short-term leases is recognized on a straight-line basis over the lease term.

Revenue

The Company historically generated revenue primarily through the sale of EVs as well as parts sales, services, repairs, and support services, and sales of custom-built vehicles; however, the revenue from custom built vehicles permanently ceased in the fourth quarter 2022.

Sales of EVs

Vehicle sales revenue is generated from the sale of EVs to customers. There is one performance obligation identified in vehicle sale arrangements. Shipping and handling provided by the Company is considered a fulfillment activity. Payment is typically received at or prior to the transfer of control of the vehicle to the customer. The Company recognizes revenue related to the vehicle when the customer obtains control of the vehicle which occurs at a point in time either upon completion of delivery to the agreed upon delivery location or upon pick up of the vehicle by the customer.

The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes and amounts collected on behalf of third parties from the measurement of the transaction price.

The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. In February 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. In April 2023, the Company decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers, of which the Company has made refund payments for 392 vehicles returned by customers as of December 31, 2023. As of December 31, 2023, there are 23 vehicles subject to the recall which have not been repurchased as a result of the customers rejection of the repurchase offer.  At December 31, 2023 and 2022, no additional warranty provision has been recognized other than the recall provision as no future warranty services would be required following Company’s decision to buy-back the vehicles under the recall.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

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

Sales of custom-built vehicles

Prior to the fourth quarter of 2022, the Company manufactured and sold custom built vehicles typically on fixed fee arrangements with its customers. Revenue is recognized when the Company has transferred control to the customer which generally occurs upon completion of shipment to the customer. There is one performance obligation identified in vehicle sale arrangements. Shipping and handling provided by the Company is considered a fulfillment activity. Payment is typically received at or prior to the transfer of control of the vehicle to the customer. The Company’s vehicle contracts do not contain a significant financing component. The Company has elected to exclude sales taxes and amounts collected on behalf of third parties from the measurement of the transaction price.

Foreign currency translation

The Company and its subsidiaries’ functional currency is U.S. dollars (“USD”), except the functional currency of Intermeccanica International Inc. is CAD and the functional currency of EMV Automotive Technology (Chongqing) Inc. is the Chinese RMB.

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

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

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

Stock-based compensation

The Company has a share-based compensation plan under which various types of equity-based awards may be granted, including stock options, deferred share units (“DSUs”) and restricted share units (“RSUs”). We use the fair value method of accounting for our stock options, DSUs and RSUs. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of DSUs and RSUs is measured on the grant date based on the closing fair market value of the Company’s common shares. Stock-based compensation expense is recognized over the vesting period on a straight-line basis. The Company estimates expected forfeitures at the time of grant instead of accounting for forfeitures as they occur.

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

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

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

Net income or loss per share

Basic net earnings or loss per share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per share is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held, and for the effects of all dilutive potential common shares, which comprise warrants, share options, DSUs, RSUs and restricted shares granted to employees and directors.

Segment reporting

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. Up until the fourth quarter of 2022, the Company managed, reported and evaluated its business in the following two reportable operating segments: (i) Electric Vehicles and (ii) Custom Built Vehicles. During the fourth quarter of 2022, the CODM changed how she makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused the Company’s operating segments to change as a result of the Company having ceased receiving orders for custom built vehicles. In consideration of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 280, Segment Reporting, the CODM determined that the Company is not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2022, the Company realigned its reporting structure, resulting in a single reportable segment, Electric Vehicles, in Canada and the United States.

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

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

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

The Company’s financial assets include cash and cash equivalents, receivables, and restricted cash. The Company’s financial liabilities include trade payables and accrued liabilities, derivative liabilities, share-based compensation liability, and lease liabilities. The carrying amounts of these instruments, including cash and cash equivalents, receivables, restricted cash, and trade payables and accrued liabilities, are considered to be representative of their fair values because of their short-term nature.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. The Company holds cash and cash equivalents with highly rated financial institutions. Balances with these institutions exceeded the Canadian Deposit Insurance Corporation insured amount of CAD$100 thousand as of December 31, 2023 and 2022. The Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments.

Concentration of supply risk

In September 2017, we entered into the Manufacturing Agreement (as defined in Note 11) with Chongqing Zongshen Automobile Industry Co., Ltd. (“Zongshen”). In 2022, the delivery of SOLO vehicles to our customers and the revenue derived depended on Zongshen’s ability to fulfil its obligations under that Manufacturing Agreement. On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles, pursuant to which, such concentration risk no longer existed (see Note 11).

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

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$65,454,810	$134,255,538
Restricted cash	1,116,456	515,449
Total cash, cash equivalents and restricted cash	$66,571,266	$134,770,987

The Company’s restricted cash as of December 31, 2023 and 2022 consists of certificates of deposits related to the Company’s corporate credit card program and a bank issued letter of credit.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

4.Prepaid expenses and other current assets

	December 31, 2023	December 31, 2022
SOLO deposit (with manufacturer)	$—	$7,133,451
Battery cell deposit	—	300,000
Prepaid insurance	854,995	1,095,152
Prepaid rent and security deposit	338,797	495,112
Cloud computing assets	1,374,299	1,234,039
Other prepaid expenses	319,717	1,133,096
	$2,887,808	$11,390,850

The Company’s prepaid expenses and other current assets as of December 31, 2023 decreased compared with December 31, 2022 primarily as a result of the settlement agreement with Zongshen, as further described in Note 11, and decreases in prepaid insurance and other prepaid expenses.

5.Inventory, net

The Company’s inventory consisted of the following:

	December 31, 2023	December 31, 2022
Parts and batteries	$1,527,670	$1,242,055
Vehicles	2,637,750	18,022,771
Inventory provision	(1,795,420)	(15,031,771)
	$2,370,000	$4,233,055

For the years ended December 31, 2023 and 2022, $1,795,420 and $15,031,771, respectively, was recognized as inventory write-downs of parts and vehicles, and are reflected in cost of revenue. In estimating the net realizable value of the vehicle inventory at December 31, 2023 and 2022, the Company has concluded that it is able to recover the inventory value through crushing vehicles to recover tariffs already paid. The vehicle inventory’s net realizable value recognized at December 31, 2023 and 2022 represents the estimated amount that can be recovered from claiming the previously paid tariffs.

6.Plant and equipment

	December 31, 2023	December 31, 2022
Furniture and equipment	$1,744,693	$2,117,901
Computer hardware and software	955,178	1,381,786
Vehicles	157,490	1,046,817
Leasehold improvements	11,654,292	12,862,333
Production tooling and molds	—	1,956,743
Total plant and equipment	14,511,653	19,365,580
Less: accumulated depreciation	(3,420,785)	(2,913,103)
Plant and equipment, net	$11,090,868	$16,452,477

During the years ended December 31, 2023 and 2022, depreciation expense of $2,072,363 and $4,938,545, respectively, was included in the general and administrative expenses.

During the years ended December 31, 2023 and 2022, $nil and $1,498,130, respectively, of production tooling was transferred to equipment upon completion of the asset.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

During the year ended December 31, 2023, the Company terminated the lease for its Burnaby, British Columbia, Canada headquarters, and concurrently disposed of plant and equipment with the following net book values on the date of disposal: furniture and equipment of $153,482, leasehold improvements of $978,230, computer hardware of $42,599, and vehicles of $1,871. The loss on this disposal was $1,063,425, net of cash proceeds received of $112,757, and was recorded in other expense, net in the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2023 and 2022, impairment loss of $395,000 and $2,001,930, respectively, was recognized for vehicles assets based on the estimated amount that can be recovered from claiming the previously paid tariffs and disposing of the vehicles. In 2023, the reassessment of tariff claim recoveries led to additional impairments during the year.

During the years ended December 31, 2023 and 2022, impairment loss of $1,534,410 and $nil, respectively, was recognized for furniture and equipment and computer hardware and software based on the appraisal values. In 2023, after deciding to exit the Mesa facility and lacking any saleable product, the Company’s asset groups underwent reassessment for annual impairment testing.

At December 31, 2022, production tooling and molds with a cost of $8,112,133 and accumulated depreciation of $6,294,544 were written off to nil as these molding assets for the SOLO will no longer be used and these assets were not considered to have any alternate use.

7.Other assets

	December 31, 2023	December 31, 2022
Security deposit	$1,161,000	$1,161,000
Cloud computing assets	2,405,964	3,920,869
Duty drawback receivable	132,896	—
Intangible assets	11,956	11,956
	$3,711,816	$5,093,825

As of December 31, 2023, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization were $6,170,195 and $2,389,932, respectively (December 31, 2022 - $6,170,195 and $1,015,287, respectively). The Company’s capitalized implementation costs primarily relate to the implementation of a new enterprise resource planning (“ERP”) system during 2021 and 2022. During the years ended December 31, 2023 and 2022, amortization expense of $1,374,645 and $881,216, respectively was recorded for capitalized implementation costs. The estimated aggregate amortization expense amounts to $1,374,643 for both 2024 and 2025, $1,030,977 for 2026, and $nil for years 2027 and 2028. The Company is currently reassessing the remaining useful life of the capitalized implementation costs as a result of the execution of the Xos Arrangement Agreement on January 11, 2024. Subject to the final assessment of the utility of the related computing assets, the remaining useful life may be materially reduced.

The Company is claiming tariffs paid on the previous importation of SOLO vehicles. As of December 31, 2023, long - term receivable of $132,896 was included in other assets, representing the tariff amount expected to be recovered from U.S. Customs and Border Protection in one to three years.

8.Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be appropriate.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

The Company has historically designed and manufactured smaller, simpler and purposeful EVs primarily targeted for the U.S. market through direct marketing and sales to consumers and small businesses. The Company’s initial product was the three-wheel, single-seat, SOLO. However, given the significant challenges experienced by customers in purchasing, financing, insuring and after-sale servicing of a three-wheel autocycle, such as the SOLO, at the end of 2022, the Company made the strategic decision to cease production of the SOLO. In February 2023, the Company announced a voluntary recall of the SOLO due to an unidentified technical issue that resulted in loss of propulsion while driving in certain vehicles at certain times. In April 2023, the Company decided to offer to repurchase all 429 previously retailed SOLO vehicles to ensure the safety of our customers, of which the Company has made refund payments for 392 vehicles returned by customers as of December 31, 2023. In the fourth quarter of 2023, the Company began destruction of SOLO vehicles and engaged a broker to identify potential tenants for its Mesa facility. The Company signed the Xos Arrangement Agreement with Xos in January 2024, pursuant to which Xos will acquire all of the issued and outstanding common shares of the Company in accordance with the Xos Plan of Arrangement. Consequently, the Company plans to dispose of its furniture and equipment and computer hardware assets as well as removing SOLOs from commerce by crushing the vehicles to recover the previously paid tariffs. The Company plans to continue using the operating lease ROU assets and leasehold improvement assets for the remaining term and sub-lease the property. The Company plans to continue using the cloud computing assets until the Company is able to successfully consummate a strategic alternative for its business, such as the contemplated Xos Arrangement. For the purpose of impairment testing, the Company has grouped the long-lived assets into below groups:

●	assets to be disposed through auction and sales, including furniture and equipment and computer hardware;
●	SOLO vehicles to be removed from commerce by crushing in order to recover previously paid tariffs;
●	operating lease ROU assets and leasehold improvements assets to be held and used (including potential plans to sublease related properties); and
●	cloud computing assets to be held and used.

The Company estimated the fair values of the individual assets using a combination of methods. The fair values of ROU assets and leasehold improvements were determined using a discounted cash flows approach, where the significant inputs included the estimated market rent and discount rate for each leased property. Fair value of the SOLO vehicles are estimated based on the estimated amount that can be recovered from claiming the previously paid tariffs. The Company used a combination of a market approach and cost approach to determine the fair values of the other plant and equipment and other assets. The significant input in the determination of the fair value of the cloud computing assets was the obsolescence factor applied to determine the depreciated replacement cost.

For the year ended December 31, 2023, the Company recorded a $1,534,410 impairment charge for the assets to be disposed through auction and sales, a $395,000 impairment charge for SOLO vehicles and $nil impairment for operating lease ROU assets and leasehold improvements.

For the purpose of impairment testing at December 31, 2022, all held-and-used long-lived assets, including plant and equipment, operating lease ROU assets, and other assets were grouped in one asset group – the SOLO asset group. For the year ended December 31, 2022, the Company recorded $nil impairment charge for the SOLO asset group as the asset group’s estimated fair value exceeded its carrying value.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

9.Trade payables and accrued liabilities

	December 31, 2023	December 31, 2022
Trade payables	$1,341,526	$3,795,992
Recall provision	315,988	8,915,044
Accrued liabilities	2,584,374	6,635,434
	$4,241,888	$19,346,470

On February 17, 2023, the Company announced a voluntary recall of the SOLO. On April 14, 2023, the Company issued a stop-drive and stop-sell notice and notified customers of a vehicle buy-back program for all 429 SOLO vehicles sold since the release in 2021. The basis of the recall was a result of the vehicle potentially experiencing a loss of propulsion while driving. As of December 31, 2022, a recall provision of $8,915,044 was recorded as an estimate of the cost to buy-back all retailed vehicles. During the year ended December 31, 2023, the Company reassessed the recall provision estimation and reversed $440,000 of the recall provision, which was recorded in cost of revenue in the consolidated statements of operations and comprehensive loss.  During the year ended December 31, 2023, the Company made payments of $8,159,056 for 392 vehicles returned by customers.  Accordingly, the recall provision balance was reduced to $315,988 as of December 31, 2023, which was included in trade payables and accrued liabilities within the consolidated balance sheets.

10.Leases

In 2023, the company held operating leases for engineering centers, offices, warehouses, and kiosk locations aimed at boosting vehicle sales. These leases ranged from one to eleven years in duration.

The components of lease expense, included within general and administrative expenses and sales and marketing expenses are as follows within the Company’s consolidated statements of operations and comprehensive loss:

	Year ended December 31,	Year ended December 31,
	2023	2022
Operating lease expense
Operating lease expense	$2,391,198	$2,260,556
Short-term lease expense	380,183	1,238,114
	$2,771,381	$3,498,670

During the year ended December 31, 2023, the Company terminated the lease of its previous Burnaby, British Columbia, Canada headquarters, and derecognized the ROU assets of $828,193 and lease liability of $936,029. The gain on this disposal was $107,836 and is recorded within other expense, net in the consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2022, the Company commenced a lease agreement for the Mesa facility for a period of 129.5 months. As a result, the Company recognized a ROU asset of $6,736,373, a lease liability of $14,738,973 and leasehold improvements of $8,228,290 and derecognized the prepaid lease payment of $225,690 at the commencement of the lease. The lease grants the Company two renewal options of 5 years each that the Company determined are not reasonably certain to be exercised.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

Lease-related assets and liabilities as presented in the consolidated balance sheets consist of the following:

	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$7,336,243	$9,031,277

Liabilities:
Current portion of operating lease liabilities	$1,028,676	$810,677
Long-term portion of operating lease liabilities	15,492,841	17,528,282
Total operating lease liabilities	$16,521,517	$18,338,959

The Company has calculated the weighted-average remaining lease term, presented in years below, and the weighted-average discount rate for the operating lease population. The Company uses the incremental borrowing rate as the lease discount rate, unless the lessor’s rate implicit in the lease is readily determinable, in which case it is used.

	December 31, 2023	December 31, 2022
Weighted average remaining operating lease term (in years)	8.83	9.41
Weighted average operating lease discount rate	10.47%	10.28%

Supplemental cash flow information related to leases where the Company is the lessee is as follows:

	Year ended December 31,	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	2,422,669	1,233,699
Non-cash item for amounts included in the measurement of lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	—	8,592,776

As of December 31, 2023, the maturities of our operating lease liabilities (excluding short-term leases) are as follows:

December 31, 2023
2024	$2,698,551
2025	2,763,290
2026	2,847,403
2027	2,598,847
2028	2,647,158
Thereafter	12,583,504
Total minimum lease payments	26,138,753
Less: interest	9,617,236
Present value of lease obligations	16,521,517
Less: Current portion	1,028,676
Long-term portion of lease obligations	$15,492,841

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

11.Contract termination liability

On September 29, 2017, the Company entered into a manufacturing agreement with Zongshen, which was amended on June 23, 2021 (as amended, the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, Zongshen agreed to manufacture the Company’s SOLO vehicles, and the Company agreed to certain target purchase volumes for the period from June 1, 2021, to November 30, 2023.

On December 20, 2022, the Company gave notice to Zongshen to immediately cease all production of SOLO vehicles due to the economic hardship and issues noted with the vehicles. As a result, Zongshen claimed $22.8 million in relation to the termination of the Manufacturing Agreement.  As of December 31, 2022, the Company estimated a $15.7 million termination provision, representing the Company’s best assessment of the settlement amount, which was presented as a contract termination liability within the Company’s consolidated balance sheets.

On May 8, 2023, the Company entered into a settlement deed (the “Settlement Agreement”) with Zongshen, effective as of May 4, 2023. The Settlement Agreement resolved all outstanding claims relating to the Manufacturing Agreement and the related cancellation notice and defective notice provided by the Company to Zongshen (collectively, the "Agreement and Notices").

As of December 31, 2023, in fulfillment of all obligations under the Settlement Agreement and in settlement of the existing contract termination liability of $15.7 million, the Company paid $8.0 million in cash to Zongshen, de-recognized existing prepaid deposits of $7,167,340 and accounts payable to Zongshen of $281,462, and recognized 129 SOLO vehicle inventories received from Zongshen valued at $44,244, resulting in a gain on settlement of legal liabilities of $858,366, which is recorded within gain / (loss) on settlement of legal liabilities in the consolidated statement of operations and comprehensive loss.

12.Loan receivable from Tevva

In connection with the Tevva Arrangement Agreement, on August 14, 2023, the Company and Tevva entered into a facility letter, pursuant to which the Company advanced $6,000,000 to Tevva under a term loan facility (the “Working Capital Facility”).  Interest on the Working Capital Facility accrued at 8% per annum.

As a result of the Company’s termination of the Tevva Arrangement Agreement on October 4, 2023, all amounts due (including any accrued interest and other sums due) under the Working Capital Facility became repayable in full 90 days from and including the date on which the Tevva Arrangement Agreement was terminated (i.e., January 2, 2024). After assessing the expected proceeds to be received at loan maturity and the potential value of related collateral to secured obligations, the Company determined that the loan receivable advanced pursuant to the Working Capital Facility was fully impaired and recorded an impairment loss of $6,000,000 in the consolidated statement of operations and comprehensive loss.

On November 28, 2023, the Company entered into a settlement agreement (the “Tevva Settlement Agreement”) with Tevva relating to the termination of the Tevva Arrangement Agreement. Pursuant to the terms of the Tevva Settlement Agreement, Tevva agreed to dismiss its previously filed federal and state court complaints relating to the Tevva Arrangement Agreement and the transactions contemplated therein, and the Company agreed to forgive the approximately $6.1 million due from Tevva under the Working Capital Facility (inclusive of $0.1 million of accrued interest) and to pay Tevva $380,000 in connection with the Tevva Settlement Agreement. As of December 31, 2023, payment of $380,000 was made to Tevva and recorded in gain / (loss) on settlement of legal liabilities in the consolidated statements of operations and comprehensive loss.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

13.Income tax

Loss before income taxes consisted of the following:

	December 31, 2023	December 31, 2022
Canadian operations	$(30,999,187)	$(90,933,403)
U.S. operations	(26,464,823)	(32,734,055)
Other operations	(117,190)	(7,501)
	$(57,581,200)	$(123,674,959)

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Year ended December 31,	Year ended December 31,
	2023	2022
Current expense:
State	$1,000	$23,554
Current expense and total income tax expense	$1,000	$23,554

The Company’s effective tax rate was 27% for the years ended December 31, 2023 and 2022. The following summary reconciles income taxes at the statutory rate of 27% applicable for all periods presented to the Company’s actual income tax expense:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Income taxes at statutory rate	$(15,546,924)	$(33,392,239)
Increase (decrease) in taxes resulting from:
Non-deductible business expenses	1,188,512	651,693
Tax effects attributable to foreign operations	2,344	150
Change in estimates	(232,497)	1,332,196
Share issue costs and other	(20,442)	56,869
Change in valuation allowance	14,610,007	31,374,885
Income tax expense	$1,000	$23,554

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

The temporary differences that give rise to significant portion of the deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforwards	$66,623,318	$49,865,691
Capital Loss	861,300	—
Federal tax credit carryforwards	819,504	—
Inventory	3,561,379	2,216,526
R&D expenditure	3,532,061	2,599,268
Lease liability	247,843	680,539
Property, plant and equipment	4,423,257	1,898,663
Share issue costs	740,396	1,393,210
Scientific research and experimental development expenditures	696,474	696,474
Other assets / liabilities	3,568,240	8,870,158
Stock based compensation	2,256,939	1,410,199
Deferred tax asset, gross	87,330,711	69,630,728
Valuation allowance	86,078,486	67,597,167
Deferred tax assets, net	$1,252,225	$2,033,561

Deferred tax liabilities
Cloud computing assets	$(1,020,671)	$(1,391,825)
Lease assets	(231,554)	(641,736)
Deferred tax liabilities	$(1,252,225)	$(2,033,561)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023, the Company had approximately $214,959,640 of non-capital loss carryforwards in Canada with expiration dates between 2034 and 2043 and approximately $30,784,428 of non-capital loss carryforwards in United States that can be carried forward indefinitely until used. The Company has provided a valuation allowance against the full amount of such losses, which the Company does not expect to utilize.

14.Share capital and other components of equity

Share capital

The Company is authorized to issue an unlimited number of common shares without par value.

The Company is authorized to issue an unlimited number of preferred shares without par value.

At December 31, 2023, the Company had 119,292,132 issued and outstanding common shares (December 31, 2022 – 119,287,917) and nil preferred shares (December 31, 2022 – nil).

Share options exercised

During the year ended December 31, 2023, the Company issued 4,215 common shares for options exercised by option holders for proceeds of $nil (2022 – 1,615,430 shares for proceeds of $487,054).

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

RSUs released

During the year ended December 31, 2023, the Company issued no common shares in connection with the vesting of RSUs (2022 – 333,523 shares for share capital decrease of $175,526).

Warrants

On exercise, each warrant allows the holder to purchase one common share of the Company, including on a cashless basis, based on the formula as set forth in the applicable warrant agreement.

Changes in the value of equity related to the warrants for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	warrants	exercise price	warrants	exercise price
Warrants outstanding, beginning	5,395,481	$4.28	5,598,256	$5.23
Warrants exercised	—	—	—	—
Warrants expired	(4,520,693)	4.25	(202,775)	16.3
Warrants outstanding, ending	874,788	$4.34	5,395,481	$4.28

Warrants of the Company classified as equity are composed of the following as at December 31, 2023:

		Number of warrants
Date of issuance	Number of warrants outstanding	exercisable	Exercise price	Expiry date
October 31, 2017	125,000	125,000	$15	October 31, 2024
November 9, 2018	749,788	749,788	$2.56	May 9, 2024
	874,788	874,788

15.Share-based payments

Under the Company’s share-based payment arrangements, a total stock-based compensation of $3,570,269 was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 (2022 - $4,985,954).

Share-based compensation expense recorded in	December 31, 2023	December 31, 2022
General and administrative expenses	$3,430,559	$3,956,824
Research and development expenses	75,494	864,619
Sales and marketing expenses	64,216	164,511
	$3,570,269	$4,985,954

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

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

Stock options granted may vest based on terms and conditions set out in the stock option agreements themselves. On exercise, each stock option allows the holder to purchase one common share of the Company, including on a cashless basis, based on the formula as set forth in the applicable stock option agreement.

The changes in stock options during the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	options	exercise price	options	exercise price
Options outstanding, beginning	14,721,998	$2.27	11,974,300	$2.73
Options granted	1,308,810	0.63	7,346,185	1.39
Options exercised	(19,927)	0.57	(1,623,864)	0.39
Options forfeited/expired/cancelled	(3,565,725)	2.64	(2,974,623)	2.97
Options outstanding, ending	12,445,156	$1.99	14,721,998	$2.27

Details of stock options outstanding as at December 31, 2023 were as follows:

	Weighted average	Number of options	Number of options
Exercise price	contractual life	outstanding	exercisable
$2.00 CAD	0.13	25,000	25,000
$0.39	6.94	42,356	10,590
$0.54	6.23	500,000	—
$0.57	6.36	2,500	989
$0.59	6.46	400,000	—
$0.99	6.06	84,069	46,823
$1.08	5.81	37,081	30,132
$1.11	5.93	3,750,000	1,249,999
$1.50	5.64	466,885	464,510
$1.91	2.05	2,955,000	2,939,723
$1.94	5.30	75,637	57,984
$2.13	5.10	21,120	14,960
$2.45	2.59	1,250,000	1,250,000
$2.53	2.61	25,000	25,000
$3.01	0.93	750,000	750,000
$3.40	1.37	1,035,000	1,035,000
$3.41	3.56	50,000	50,000
$3.55	4.54	5,000	4,050
$3.56	4.87	95,508	78,341
$3.77	0.93	50,000	50,000
$4.15	0.93	750,000	750,000
$7.75	4.13	30,000	28,750
$9.60	1.02	45,000	45,000
		12,445,156	8,906,851

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

The weighted average grant date fair value of stock options granted during the year ended December 31, 2023 was $0.46 (2022 - $0.90). The fair value was calculated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Expected life of options	4.08-4.5 years	3.85-5 years
Annualized volatility	96.5%-112%	61%-123.7%
Risk-free interest rate	3.42%-4.28%	1.75% - 4.23%
Dividend rate	0%	0%

During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $2,428,700 (2022 - $3,920,423) for stock options granted. Unrecognized compensation expense related to stock options was $1,327,327 as of December 31, 2023 with a weighted average period remaining of 5.99 years ($3,400,865 unrecognized compensation expense as of December 31, 2022 with a weighted average period remaining of 6.85 years). In January 2024, the Company approved acceleration of all remaining unvested options in connection with the execution of the Xos Arrangement Agreement. This acceleration resulted in the recognition of all remaining unrecognized compensation expense in January 2024. Pursuant to the terms of the Xos Arrangement Agreement, at the effective time of the Xos Arrangement, outstanding out - of - the - money stock options will be cancelled without any payment therefor and outstanding in - the - money stock options will be cancelled in exchange for a number of common shares of the Company with a value equal to the in - the - money value of such option, as calculated in accordance with the Xos Plan of Arrangement, subject to applicable withholdings.

The use of a valuation model for the options requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the Company’s historical volatility. The expected time to maturity was based on the weighted-average vesting terms and contractual terms of the awards. The dividend yield was based on the Company’s expected dividend rate. The risk-free interest rate was based on U.S. Treasury rates commensurate with the expected life of the award. The Company uses the simplified method for stock options with no market conditions, which is a weighted average of the vesting term and contractual term, to determine expected term. The simplified method was adopted since the Company does not believe that historical experience is representative of future performance because of the changes in stock prices.

DSUs

DSUs are share-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. The Company allows the holders of the DSUs to settle the DSUs in cash (subject to the approval of the Plan Administrator (as defined in the Stock Incentive Plan)) or common shares. During the year ended December 31, 2023, the Company issued 845,686 DSUs (2022 – 42,879 DSUs), which all vested on grant. Pursuant to the terms of the Xos Arrangement Agreement, at the effective time of the Xos Arrangement, outstanding DSUs will vest and be settled by the Company in exchange for one common share of the Company, subject to applicable withholdings.

Changes in the value of the DSUs liability for the years ended December 31, 2023 and 2022 were as follows:

	Number of DSU	Amount
Balance, December 31, 2021	84,581	$53,362
Issuance	42,879	96,003
Stock-based compensation expense	—	$(72,889)
Balance, December 31, 2022	127,460	$76,476
Issuance	845,686	394,253
DSUs exercised	(225,697)	(91,911)
Stock-based compensation expense	—	(128,123)
Balance, December 31, 2023	747,449	$250,695

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

The number and weighted average share prices of DSUs were as follows:

	December 31, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	DSUs	share price	DSUs	share price
DSUs outstanding, beginning	127,460	$3.02	84,581	$3.41
DSUs granted	845,686	0.47	42,879	2.24
DSUs exercised	(225,697)	0.41	—	—
DSUs outstanding, ending	747,449	$0.80	127,460	$3.02

Details of DSUs outstanding as at December 31, 2023 were as follows:

	Weighted average	Number of DSUs	Number of DSUs
Deemed value	contractual life	outstanding	exercisable
$0.80	9.57	747,449	747,449

The fair value of the DSUs liabilities was estimated using the stock price as of December 31, 2023.

During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $266,130  (2022 – $23,114) for DSUs granted during the year. Unrecognized compensation expense related to DSUs was $nil as of December 31, 2023 with a weighted average period remaining of 9.57 years ($nil unrecognized compensation expense as of December 31, 2022 with a weighted average period remaining of 8.59 years).

RSUs

RSUs are share-based awards that may be granted by the Company to certain eligible participants pursuant to the Stock Incentive Plan. RSUs are accounted for as equity-settled share-based payment transactions as the obligations under an RSU will be settled through the issuance of common shares. Pursuant to the terms of the Xos Arrangement Agreement, at the effective time of the Xos Arrangement, outstanding RSUs will vest and be settled by the Company in exchange for one common share of the Company, subject to applicable withholdings.

The changes in RSUs during the year ended December 31, 2023 were as follows:

	December 31, 2023		December 31, 2022
	Number of	Weighted average	Number of	Weighted average
	options	exercise price	options	exercise price
RSUs outstanding, beginning	1,875,000	$1.02	649,473	$3.42
RSUs granted	300,000	0.39	1,875,000	1.02
RSUs exercised	—	—	(466,731)	3.42
RSUs expired	—	—	(182,742)	3.42
RSUs outstanding, ending	2,175,000	$0.94	1,875,000	$1.02

Details of RSUs outstanding as at December 31, 2023 were as follows:

Weighted
	average	Number of	Number of
	contractual	RSUs	RSUs
Deemed value	life	outstanding	exercisable
$0.94	9.08	2,175,000	—

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

During the year ended December 31, 2023, the Company recognized stock-based compensation expense of $875,439 (2022 - $1,042,418) for RSUs granted during the year. Unrecognized compensation expense related to RSUs was $937,768  as of December 31, 2023 with a weighted average period remaining of 9.03 years ($1,722,547 unrecognized compensation expense as of December 31, 2022 with a weighted average period remaining of 9.94 years). RSUs granted in 2022 included 875,000 units which were subject to certain performance criteria. As discussed above, all RSUs, including those subject to performance criteria, will vest and be settled by the Company at the effective time of the Xos Arrangement. All remaining unrecognized compensation expense will be recognized at that time.

16.Basic and Diluted loss per share

The calculation of basic and diluted loss per share for the year ended December 31, 2023 was based on the net loss attributable to common shareholders of $57,582,200 (2022 – $123,698,513) and the weighted average number of common shares outstanding as of December 31, 2023 of 119,288,852 (2022 - 118,739,410). For the year ended December 31, 2023, diluted loss per share did not include the effect of 12,445,156 stock options (2022 - 14,721,998), 874,788 warrants (2022 - 6,026,479), 747,449 DSUs (2022 - 127,460) and 2,175,000 RSUs (2022 - 1,875,000) as the effect would be anti - dilutive.

17.Segment and Geographic information

Prior to the fourth quarter of 2022, the Company managed, reported and evaluated its business in the following two reportable operating segments: (i) Electric Vehicles and (ii) Custom Built Vehicles. During the fourth quarter of 2022, the CODM changed how she makes operating decisions, assesses the performance of the business and allocates resources in a manner that caused the Company’s operating segments to change as a result of the Company having ceased receiving orders for custom built vehicles. In consideration of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 280, Segment Reporting, the CODM determined that the Company is not organized around specific products and services, geographic regions or regulatory environments. Accordingly, beginning with the fourth quarter of 2022, the Company realigned its reporting structure, resulting in a single reportable segment, Electric Vehicles, in Canada and the United States.  The company has recast segment information for all prior periods presented.

Supplemental geographic data has been provided below:

Sales to unaffiliated customers:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
United States	$608,429	$6,238,950
Canada	—	573,496
Total	$608,429	$6,812,446

Plant and equipment and right-of-use assets:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
United States	$18,318,055	$23,113,904
Canada	106,822	2,366,861
Other foreign countries	2,234	2,989
Total	$18,427,111	$25,483,754

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

18.Fair value

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Share-based compensation liability	—	250,694	—	250,694
Total	$—	$250,694	$—	$250,694

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$—	$—
Share-based compensation liability	—	76,476	—	76,476
Total	$—	$76,476	$—	$76,476

Financial liabilities measured at fair value at December 31, 2023 consisted of DSUs. Financial liabilities measured at fair value at December 31, 2022 consisted of the non-transferrable warrants denominated in CAD and DSUs. The fair value of the non-transferrable warrants were classified as Level 2 in the fair value hierarchy in 2022 and had a zero value. DSUs are classified as Level 2 in 2023 and 2022.

The fair value of the DSUs was measured using the quoted market price for common shares of the Company on the Nasdaq exchange.

The fair value of the non-transferrable warrants denominated in CAD were calculated using the Black-Scholes Option Pricing Model using the historical volatility of comparable companies as an estimate of future volatility.

19.Commitments and contingencies

Commitments

As of December 31, 2023 and 2022, the Company had $nil capital commitments.

On March 3, 2023, the Company entered into a Design and Supply Agreement (the “Design Agreement”) with GLV LLC (“GLV”), pursuant to which GLV was to provide design, development, and manufacturing services for the Company’s previously planned “Project E4” EV. The estimated cost as set out in the Design Agreement is $13,692,000, where 80% was to be paid during 2023 with the remaining costs to be paid in 2024. On August 17, 2023, the Company delivered notice to GLV to terminate the Design Agreement, effective as of September 16, 2023. The Company paid GLV a total of $4,107,600 under the Design Agreement. The Company has no further payment obligations under the Design Agreement, effective as of September 16, 2023.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

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

On March 27, 2023, the Company received a deficiency letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common shares had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, the Company was provided an initial period of 180 calendar days, or until September 25, 2023, to regain compliance with the Minimum Bid Price Requirement. On September 26, 2023, the Company received a letter from Nasdaq granting the Company an additional 180 calendar day period, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. If, at any time before this date, the closing bid price for the Company’s common shares is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement. The Company intends to continue actively monitoring the bid price for its common shares and will consider all available options available to it if its common shares do not trade at a level to regain compliance with the Minimum Bid Price Requirement, which includes effecting a reverse stock split, if necessary. However, there can be no assurances that a reverse stock split will be consummated or that it will achieve its intended effect of increasing the bid price of the Company's common shares in an amount sufficient to regain compliance with the Minimum Bid Price Requirement.

Litigation

On November 3, 2023, Tevva filed a complaint (the “Complaint”) in the United States District Court for the District of Arizona against the Company, 1432952 B.C. Ltd. (“Holdco”), 1432957 B.C. Ltd. (“Parentco”) and Susan E. Docherty, the Company’s Chief Executive Officer and Interim Chief Operating Officer. The Complaint alleged breach of contract, defamation and tortious interference by the defendants, as applicable, in connection with the Tevva Arrangement Agreement and the transactions contemplated therein. The Complaint sought actual damages of $75 million, unspecified punitive damages and attorneys’ fees and costs. Additionally, the Complaint sought preliminary and permanent injunctive relief (i) preliminarily prohibiting the Company from completing a merger with any other merger partner pending resolution of the Complaint; (ii) preventing the Company from dissipating its cash reserves through dividend or otherwise; (iii) requiring the Company to complete the Tevva Arrangement; and (iv) otherwise requiring effectuation of the Tevva Arrangement.

On November 7, 2023, the Arizona District Court issued an order (the “Order”) dismissing the Complaint due to the Arizona District Court’s lack of subject matter jurisdiction as a result of (i) the Company, Holdco and Parentco being Canadian corporations and (ii) Tevva’s failure to establish Arizona as Ms. Docherty’s state of domicile in the Complaint. Pursuant to the Order, Tevva had until November 21, 2023 to file an amended complaint seeking to cure the deficiencies identified in the Order. On November 7, 2023, Tevva subsequently filed a substantially similar complaint in the Maricopa County Superior Court, State of Arizona.

ElectraMeccanica Vehicles Corp.

Notes to the Consolidated Financial Statements

(Expressed in United States dollars)

For the year ended December 31, 2023 and 2022

On November 28, 2023, the Company announced that it entered into a settlement agreement (the “Settlement Agreement”) by and among the Company, Tevva, Holdco, Parentco and Ms. Docherty relating to the termination of the Tevva Arrangement Agreement. Pursuant to the terms of the Settlement Agreement, parties have agreed to, among other things, the following: (i) Tevva would dismiss, with prejudice, its previously filed federal and state court complaints relating to the Tevva Arrangement Agreement and the transactions contemplated therein; (ii) the Company would forgive the approximately $6.1 million due from Tevva under the Working Capital Facility (inclusive of $0.1 million of accrued interest) and would enter into a release of the debenture securing Tevva’s obligations under the Working Capital Facility; (iii) a general release and waiver between the Company, Parentco, Holdco and Ms. Docherty, on the one hand, and Tevva on the other hand, in favor of the other party; and (iv) the Company would pay Tevva $380,000 in connection with the Settlement Agreement.

20.Subsequent events

On January 11, 2024, the Company and Xos entered into the Xos Arrangement Agreement, pursuant to which Xos will acquire all of the issued and outstanding common shares of the Company pursuant to the Xos Plan of Arrangement under the Business Corporations Act (British Columbia). Subject to the terms and conditions set forth in the Xos Arrangement Agreement and the Xos Plan of Arrangement, each issued common share of the Company outstanding immediately prior to the effective time of the Xos Arrangement (other than the shares held by the Company’s shareholders who have exercised rights of dissent in respect of the Xos Arrangement) will be transferred to Xos in exchange for such number of shares of Xos common stock, $0.0001 par value per share (the “Consideration Shares”), as is provided for in the Xos Arrangement Agreement. Upon completion of the Xos Arrangement, Xos stockholders and the Company’s shareholders will own approximately 79% and 21% of the combined company, respectively, subject to certain adjustments set forth in the Xos Arrangement Agreement. The exact number of Consideration Shares to be issued to the Company’s shareholders will be determined prior to the closing of the Xos Arrangement. The Xos Arrangement is expected to close in the first half of 2024, subject to the satisfaction or waiver of closing conditions, including, among others, required approvals of Xos’ stockholders and the Company’s shareholders, court approval of the transaction, certain third-party approvals and other customary closing conditions.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to a material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We identified the following material weakness in our internal control over financial reporting:

●	ineffective information technology (“IT”) general controls for SAP specifically with respect to user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel.

This material weakness, which potentially impacts all financial statement accounts and disclosures, created a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In 2023, the company implemented a remediation plan to address the material weaknesses in the Company’s internal control over financial reporting referred to in Part II, Item 9A of the 2022 Form 10-K. We have remediated a substantial number of the deficiencies which aggregated to these material weaknesses, through the following actions:

●	we hired two full-time salaried heads to manage internal controls for business operations and IT;
●	we engaged a third-party advisory firm to assist with the remediation efforts around the material weaknesses and overall internal control environment; and
●	we completed a gap assessment to ensure the completeness of our remediation plan and completed the design of all remediated controls. In addition, we implemented and assessed the remediated controls identified during the gap assessment.

In 2024, the company will focus on completing the remaining actions in its remediation plan related to user access controls, which ensure appropriate segregation of duties. The remaining actions are expected to effectively mitigate the severity of the related unremediated deficiencies.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III of Form 10-K is omitted from this Form 10-K because the required information will either be incorporated into this Form 10-K by reference to the Company’s definitive proxy for its 2024 annual general meeting of shareholders (the “Proxy Statement”) or will be included in an amendment to this Form 10-K (the “10-K Amendment”), in each case, to be filed no later than 120 days after the Company’s fiscal year ended December 31, 2023.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be disclosed in the Proxy Statement incorporated herein by reference or in the 10-K Amendment.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be disclosed in the Proxy Statement incorporated herein by reference or in the 10-K Amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be disclosed in the Proxy Statement incorporated herein by reference or in the 10-K Amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be disclosed in the Proxy Statement incorporated herein by reference or in the 10-K Amendment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be disclosed in the Proxy Statement incorporated herein by reference or in the 10-K Amendment.

ITEM 15 – Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Form 10-K are filed as a part of this report.
(2)

Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

The following exhibits are filed as part of this Form 10-K.

Exhibit No.	Description of Exhibit	Method of Filing
2.1	Arrangement Agreement, dated August 14, 2023, by and among ElectraMeccanica Vehicles Corp., Tevva Motors Limited, 1432952 B.C. Ltd. and 1432957 B.C. Ltd.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

2.2	Arrangement Agreement, dated January 11, 2024, by and between ElectraMeccanica Vehicles Corp. and Xos, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024

2.2.1	Amendment Agreement, dated January 31, 2024, by and between ElectraMeccanica Vehicles Corp. and Xos, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024

3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016

3.2	Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024

4.1	Description of registrant’s securities	Filed herewith

10.1+	ElectraMeccanica Vehicles Corp. 2020 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on October 5, 2020

10.2+	Executive Employment Agreement, dated December 2, 2022, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023

10.2.1+	First Executive Employment Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024

10.3+	Executive Employment Agreement, dated February 9, 2023, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023

10.3.1+	First Executive Employment Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Filed herewith

10.4+	Executive Employment Agreement, dated October 9, 2023, by and between ElectraMeccanica Vehicles Corp. and Stephen Johnston	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023

10.5+	Executive Employment Services Agreement, dated December 24, 2021, by and among ElectraMeccanica Vehicles Corp., EMV Automotive USA, Inc. and Kim Brink	Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 20-F filed with the SEC on March 22, 2022

10.6+	Executive Employment Services Agreement, dated August 22, 2022, by and between ElectraMeccanica Vehicles Corp. and Mark Orsmond	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023

10.7+	Independent Contractor Consulting Agreement, dated October 11, 2023, by and between ElectraMeccanica Vehicles Corp. and Orsim Finance Ltd	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023

10.8+	Release Agreement, dated October 17, 2023, by and between ElectraMeccanica Vehicles Corp. and Mark Orsmond	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2023

10.9+	Retention Agreement, dated September 28, 2023, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023

10.9.1+	First Retention Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024

10.10+	Retention Agreement, dated September 28, 2023, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Filed herewith

10.10.1+	First Retention Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Filed herewith

10.11+	Retention Agreement, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Stephen Johnston	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024

10.12*	Design and Supply Agreement, dated March 3, 2023, by and between ElectraMeccanica USA, LLC and GLV, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023

10.13	Settlement Deed, dated May 8, 2023, between ElectraMeccanica Vehicles Corp. and Chongqing Zongshen Automobile Industry Co., Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023

10.14	Form of Voting Support and Lock-Up Agreement for ElectraMeccanica Vehicles Corp. Shareholders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

10.15	Form of Voting Support and Lock-Up Agreement for Tevva Motors Limited Shareholders	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

10.16	Facility Letter, dated August 14, 2023, by and between ElectraMeccanica Vehicles Corp. and Tevva Motors Limited	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

10.17	Form of Voting Support and Lock-Up Agreement by and between Xos, Inc. and ElectraMeccanica Locked-Up Parties	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024

10.18	Form of Voting Support and Lock-Up Agreement by and between ElectraMeccanica Vehicles Corp. and Xos Locked-Up Parties	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 99.4 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on April 27, 2020 (the first Form 6-K filed on such date)

21.1	Subsidiaries of ElectraMeccanica Vehicles Corp.	Filed herewith

23.1	Consent of KPMG LLP, Chartered Professional Accountants	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished herewith

97.1+	ElectraMeccanica Vehicles Corp. Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith

Notes:

+	Indicates management contract or compensatory plan or arrangement
*	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRAMECCANICA VEHICLES CORP.
Dated: March 8, 2024.	By:	/s/ Susan E. Docherty
Susan E. Docherty, Chief Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 8, 2024.	By:	/s/ Susan E. Docherty
Susan E. Docherty, Chief Executive Officer,
Interim Chief Operating Officer and a director
(Principal Executive Officer)

Dated: March 8, 2024.	By:	/s/ Stephen Johnston
Stephen Johnston, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 8, 2024.	By:	/s/ Steven Sanders
Steven Sanders, Chairman and Director

Dated: March 8, 2024.	By:	/s/ Luisa Ingargiola
Luisa Ingargiola, Director

Dated: March 8, 2024.	By:	/s/ Joanne Yan
Joanne Yan, Director

Dated: March 8, 2024.	By:	/s/ David Shemmans
David Shemmans, Director

Dated: March 8, 2024.	By:	/s/ Michael Richardson
Michael Richardson, Director

Dated: March 8, 2024.	By:	/s/ Dietmar Ostermann
Dietmar Ostermann, Director