Form 10-K/A
period 2023-12-31
ELECTRAMECCANICA VEHICLES CORP.
filed 2024-03-19
CIK 1637736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 119,495,465 common shares outstanding as of March 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Vancouver, B.C., Canada	85

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of ElectraMeccanica Vehicles Corp. (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2024 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case, filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K.

The Company is filing this Form 10-K/A to include the Part III information in the Original Form 10-K because it does not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. Accordingly, this Form 10-K/A:

•	amends and restates in their entirety Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and

•	deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Form 10-K.

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A also amends and restates in its entirety Part IV, Item 15 of the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information About Our Board of Directors

The following provides information regarding current members of our board of directors (the “Board”), which consists of seven members as of the date hereof. Unless a director’s office is vacated earlier in accordance with the provisions of the Business Corporations Act (British Columbia) (the “BCBCA”), each director is elected at our annual general meeting of shareholders and holds office until the conclusion of the next annual general meeting of shareholders, or if no director is then elected, until a successor is elected. There are no arrangements or understandings pursuant to which any of our directors was selected as a director.

Susan Docherty (Arizona, USA), 61, has served as our Chief Executive Officer, Interim Chief Operating Officer, and member of our Board since December 2022. Prior to that, she served as the Chief Executive Officer of Canyon Ranch, a company that promotes healthy living and holistic wellness retreats, with destination resorts and real estate throughout the United States, from May 2015 to August 2019, where she restructured its operations, identified and pursued new adjacent growth opportunities – including partnerships with airlines, cruise ships and special-purpose housing, adding locations outside the United States, overhauling its Internet presence, building a new management team and relocating its corporate headquarters. Ms. Docherty served as GM Vice President with operating responsibility as President and Managing Director for Chevrolet and Cadillac Europe (based in Zurich, Switzerland), General Motors Company, an automobile manufacturing company, from December 2011 through September 2013. Prior to this time, Ms. Docherty served as its Vice President of International Operations Sales, Marketing and Aftersales from 2010 to 2011 in Shanghai, China; and Vice President U.S. Sales, Service and Marketing from 2009 to 2010. In her various roles at General Motors Company, Ms. Docherty’s diverse responsibilities included overseeing dealer network restructuring; advertising & marketing spend as well as agency relationships; sales and servicing; customer data systems; and product as well as manufacturing operations in various countries. Ms. Docherty currently serves on the board of directors of The Brink’s Company (NYSE: BCO), a leading global provider of cash and valuables management, digital retail solutions, or and ATM managed services, a position she has held since May 2014. Ms. Docherty currently also serves on the board of directors of J&J Ventures Gaming LLC, a private entertainment and amusement company, a position that she has held since September 2021. Ms. Docherty served on the board of directors of Mister Car Wash, Inc. (NYSE: MCW) from June 2021 to January 2023. Ms. Docherty received a Master of Science degree in Management from Stanford University as a Distinguished Sloan Fellow at the Stanford Graduate School of Business, as well as a Bachelor of Arts Degree in Business Administration from the University of Windsor. Ms. Docherty recently supplemented her education by attending the Directors’ Consortium -Executive Education at Stanford University’s Graduate School of Business in March of 2019.

We believe that Ms. Docherty’s experience in leadership and management roles in the automotive and electric vehicle industries makes her a valuable addition to our Board.

Luisa Ingargiola (Florida, USA), 56, has served as a member of our Board since March 2018. Ms. Ingargiola has significant and diverse experience with public companies and capital markets, including through various leadership roles. Since 2007, Ms. Ingargiola has served as the Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: ALBT), a leading biotech health care company that is developing cell based therapeutic and diagnostic technologies for cancer and other diseases. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation (NASDAQ: MNGA). Prior to 2007, Ms. Ingargiola held various roles as Budget Director and Investment Analyst in several private companies. She currently serves as a director and audit committee chair for several public companies, including Dragonfly Energy Holdings Corp. (NASDAQ: DFLI), Vision Marine Technologies, Inc. (NASDAQ: VMAR), and BioCorRx Inc. (OTCQB: BICX), and previously served on the boards of directors of AgEagle (NYSE: UAVS), Progress Acquisition Corporation (NASDAQ: PGRWU), Siyata Mobile Inc. (NASDAQ: SYTA) and MagneGas Corporation (NASDAQ: MNGA). Ms. Ingargiola graduated from Boston University with a bachelor’s degree in Business Administration and a concentration in Finance. She also received a Master of Health Administration from the University of South Florida.

We believe that Ms. Ingargiola’s extensive experience with public companies and knowledge in corporate governance, regulatory oversight, financing, and merger and acquisition transactions makes her a valuable addition to our Board.

Dietmar Ostermann (Texas, USA), 61, has served as a member of our Board since July 2022. Mr. Ostermann brings to the Company more than 32 years of top management consulting experience in the auto and commercial vehicle industries. Among other clients, he served commercial vehicle original equipment manufacturers (OEMs), Navistar, Daimler Truck, Ashok Leyland and FAW TRUCKS, auto OEMs, GM, Ford, Stellantis, Rivian, BMW, Mercedes, VW, Nissan and Hyundai, and auto suppliers, American Axle, Dana, Denso, IAC, Magna, IAC and ZF, on topics such as business strategy, M&A, product development and operations improvement. Mr. Ostermann most recently served as PwC’s Global and US Auto Advisory Leader based in Detroit, MI for 11 years. Prior to PwC, he led the global auto practice of management consulting firm PRTM in Boston. Prior to that, he spent 17 years at top management consulting firm A.T. Kearney in the United States and Germany, which he also led as their Chief Executive Officer for 3 years. Mr. Ostermann currently serves as an independent director for auto suppliers Shape Corp and North American Stamping Group. Mr. Ostermann holds a bachelor’s degree in Industrial Engineering and Business from the University of Hamburg in Germany and a master’s degree in industrial and Systems Engineering and Business from the University of Southern California.

We believe that Mr. Ostermann’s extensive experience in the automotive industry makes him a valuable addition to our Board.

Michael Richardson (Florida, USA), 67, has served as a member of our Board since November 2022 and serves as Vice-Chairman of the Board. Mr. Richardson is an accomplished automotive executive with nearly fifty years of global experience, guiding business strategy and building customer solutions. Most recently, Mr. Richardson served as Interim Chief Executive Officer of Dura Automotive, an independent designer and manufacturer of automotive components, where he was tasked with delivering multiple strategic, urgent initiatives during the global pandemic. Mr. Richardson’s career has included his roles at General Motors, Delphi Corporation and Nexteer Automotive, where he served in multiple positions within the multi-billion-dollar global steering and driveline businesses. Mr. Richardson has focused his career on the development of electric steering systems, steering columns, driveline systems as well as advanced driver assistance systems and key technologies enabling reliable vehicle autonomy. He began in 1974 as a co-operative student at the former Saginaw steering gear division of General Motors and was ultimately appointed as the Executive Board Director and President of Nexteer. There, Mr. Richardson was responsible for building Nexteer’s global product portfolio, expanding customers served and leading industry growth. He retired from Nexteer Automotive as President and Executive Board Director in 2019. He currently serves as an independent director on the board of directors for both Dura Automotive and Shape Corporation. Mr. Richardson holds a bachelor’s degree in mechanical engineering from Kettering University and a master’s degree in business administration from Central Michigan University. He also holds a Master Level Professional Board Director Certification from the American College of Corporate Directors.

We believe that Mr. Richardson’s extensive experience in the automotive industry makes him a valuable addition to our Board.

Steven Sanders (New York, NY), 78, has served as a member of our Board since April 2018 and serves as Chairman of the Board. Mr. Sanders is the founding partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, the predecessor of the New York based law firm of Ortoli Rosenstadt LLP. Since February 2021 Mr. Sanders has served as “Of Counsel” to Ortoli Rosenstadt LLP. Mr. Sanders has more than 50 years of experience practicing international corporate law spanning North America, Europe and Asia. Mr. Sanders currently serves on the boards of directors of Avalon GloboCare Corp. (NASDAQ: ALBT) and HeliJet Inc. Mr. Sanders also serves as trustee of the American Academy of Dramatic Arts. Mr. Sanders has a BBA from City College of New York, a Juris Doctorate from Cornell Law School and is a member of the American and New York bar associations.

We believe that Mr. Sanders’ extensive legal, transactional, and corporate experience makes him a valuable addition to our Board.

David Shemmans (West Sussex, UK), 57, has served as a member of our Board since August 2021. Mr. Shemmans brings to the Company a broad range of experience in the transportation industry with direct involvement developing global businesses around innovation and technologies, primarily focused on electrification and decarbonization. Mr. Shemmans served as the Chief Executive Officer of Ricardo PLC, a UK listed engineering consulting business, for 16 years until stepping down in September 2021, where he transitioned the company from a limited automotive engineering business to a multi-sector, global engineering, and environmental consultancy. Mr. Shemmans previously co-founded Wavedriver, an electric vehicle powertrain company, which he led through two funding rounds from patented concept to production, delivering electric and hybrid vehicle demonstrators into Brazil, Australia, Italy and the United Kingdom. Mr. Shemmans currently serves as Chairman for Sutton and East Surrey Water, a major U.K.-regulated water utility company, serving customers in parts of Surrey, Kent, and South London. Mr. Shemmans holds a Bachelor of Science in Electrical and Electronic Engineering from the University of Manchester Institute for Science and Technology and an Executive Certification from Harvard Business School.

We believe that Mr. Shemmans’ broad range of experience in the transportation industry, combined with his focus on electrification and decarbonization, makes him a valuable addition to our Board.

Joanne Yan (British Columbia, Canada), 66, has served as a member of our Board since March 2019. Ms. Yan comes to the Company with over 25 years of experience in cross-border investment and mergers and acquisitions transactions in North America and Southeast Asia. Ms. Yan has an extensive network in the investor, manufacturing and supply chain communities in these regions. Ms. Yan has advised, directed, and managed publicly listed companies in North America, Europe, and Southeast Asia on market access, strategic planning, governance, and compliance matters. Ms. Yan currently serves as the President of Joyco Consulting Services, which she founded in 1994, to provide consulting services in the areas of corporate structuring, business development and strategic planning initiatives.

We believe that Ms. Yan’s extensive experience with public traded companies, as well as cross-border investments and mergers and acquisitions, makes her a valuable addition to our Board.

Information About Our Executive Officers

The following provides information regarding our current executive officers, except for Susan Docherty, our Chief Executive Officer and Interim Chief Operating Officer, whose biography is provided under “—Information About Our Board of Directors.” There are no arrangements or understandings pursuant to which any of our executive officers was selected as an executive officer.

Kim Brink, 57, has served as the Company’s Chief Revenue Officer since January 2022. Ms. Brink brings over two decades of global agency and C-suite expertise to the Company. Most recently, she was the Global Chief Operating Officer and Executive Committee Chair at GTB, a global leading marketing agency dedicated to Ford Motor Company and its retail dealers. Previously, Ms. Brink held senior marketing roles at NASCAR and General Motors. At General Motors, Ms. Brink was the lead Chevrolet marketing executive responsible for 20 vehicle launches including the Chevy Volt. In addition to her C-Suite experience, Ms. Brink has held public board seats as an independent board director and member of the nominating and governance committees for Arctic Cat and as an independent board director of Vista Equity’s DealerSocket. Ms. Brink earned her Master of Business Administration and Bachelor of Science from Wayne State University and is a graduate of the Kellogg Executive Development Program at Northwestern University.

Michael Bridge, 60, has served as the Company’s General Counsel and Secretary since March 2023. Mr. Bridge brings over three decades of legal and C-suite expertise to the Company. Most recently, he was Senior Vice President, General Counsel and Secretary of Accelerate Diagnostics, Inc. (NASDAQ: AXDX), an in vitro diagnostics company providing medical diagnostic devices to microbiology laboratories globally. Previously, Mr. Bridge held general counsel positions at various technology companies, including 14 years as general counsel for JDA Software Group, the leading enterprise software company focused on automating the global retail supply chain. Mr. Bridge began his career as a corporate and securities attorney for Piper & Marbury (now known as DLA Piper). Mr. Bridge has a bachelor’s degree from the University of Southern California and a J.D. from Cornell University.

Stephen Johnston, 54, has served as the Company’s Chief Financial Officer since October 2023. Mr. Johnston brings to the Company almost 30 years of diverse, global experience having previously served as a Chief Financial Officer, Corporate Controller, and Chief Accounting Officer, as well as partner of a “Big Four” accounting firm. Since June 2023, Mr. Johnston has provided finance and accounting consulting services to the Company. Prior to joining the Company, Mr. Johnston was the Chief Financial Officer of Ideanomics, Inc. (NASDAQ: IDEX), an international manufacturer of electric powered two- and four-wheel mobility solutions (“Ideanomics”). Prior to Ideanomics, Mr. Johnston was the Chief Financial Officer for Dura Automotive Systems, Inc., a global automotive supplier for highly integrated mechatronic systems, and lightweight structural solutions (“Dura”), with oversight of the financial performance of the company’s 22 plants in 11 countries. Prior to Dura, Mr. Johnston served as the North American Regional Chief Financial Officer for Tower Automotive (NYSE: TOWR), a manufacturer of engineered metal structures and complex welded assemblies for body and chassis. Mr. Johnston is a certified public accountant (CPA) and a member of the Michigan Association of CPAs and the American Institute of CPAs.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent of our common shares to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely upon a review of such forms filed electronically with the SEC and related written representations from reporting persons, we believe that all Section 16(a) filing requirements were timely met during Fiscal 2023, with the exception of the following:

•	Susan Docherty, two reports (including Form 3) reporting one transaction

•	Luisa Ingargiola, one report (Form 3)

•	Jerry Kroll, three reports (including Form 3) reporting five transactions

•	Dietmar Ostermann, one report (Form 3)

•	Bill Quigley, one report (Form 3)

•	Michael Richardson, one report (Form 3)

•	Steven Sanders, one report (Form 3)

•	David Shemmans, one report (Form 3)

•	Joanne Yan, one report (Form 3)

•	Michael Bridge, one report (Form 3)

•	Kim Brink, one report (Form 3)

•	Mark Orsmond, one report (Form 3)

•	Stephen Johnston, two reports (including Form 3) reporting one transaction

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics, which applies to the Company’s directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics sets out the Board’s expectations for the conduct of such persons in their dealings on behalf of the Company. The Board is responsible for monitoring compliance with the Code of Business Conduct and Ethics.

Pursuant to the Code of Business Conduct and Ethics, a director is required to avoid situations involving a conflict or potential conflict of interest. It is the Board’s practice that a director with a conflict of interest recuse himself or herself from any discussion or decision on any matter in which the director is precluded from voting as a result of such conflict of interest. The Board also complies with the conflict of interest provisions of the BCBCA, as well as the relevant securities regulatory instruments, to ensure that directors exercise independent judgment in considering transactions and agreements in respect of which a director or executive officer has a material interest.

A copy of the Code of Business Conduct and Ethics is available on the Company’s website at https://ir.emvauto.com/governance/governance-documents/default.aspx. The Company intends to disclose any amendment or waiver of a provision of the Code of Business Conduct and Ethics requiring disclosure under applicable rules with respect to any of the Company’s executive officers or directors on its website within four business days of such amendment or waiver.

Audit Committee

The audit committee of the Board (the “Audit Committee”) is currently comprised of Luisa Ingargiola (Chair), Steven Sanders, Dave Shemmans and Dietmar Ostermann. Each member of the Audit Committee is considered to be “independent” under applicable Nasdaq and SEC rules. The Board has determined that Luisa Ingargiola, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” for purposes of the SEC’s rules.

Item 11.	Executive Compensation

Overview

Our named executive officers (“NEOs”) for the fiscal year ended December 31, 2023 (“Fiscal 2023”) consisted of:

•	Susan Docherty, our Chief Executive Officer and Interim Chief Operating Officer;

•	Michael Bridge, our General Counsel and Corporate Secretary;

•	Stephen Johnston, our Chief Financial Officer; and

•	Mark Orsmond, our former Chief Financial Officer(1).

_______________________

(1) Mr. Orsmond resigned as our Chief Financial Officer, effective October 9, 2023.

Our compensation philosophy for 2023 was a performance-based compensation design to align NEO compensation with shareholder interests. Our NEO compensation program provides a total compensation package, composed of a mix of cash and equity compensation, that we believe is appropriate to attract and retain our leadership team. The compensation committee of the Board (the “Compensation Committee”) is responsible for ensuring the NEO base salaries and short-term incentives are market competitive and that executive compensation fits within peer group and market compensation data ranges.

Governance Practices

Compensation Committee Involvement in Decision-Making Process	• Comprised solely of independent directors. • Establishes compensation requirements. • Determines, reviews, approves, and oversees executive compensation program.
Independent Compensation Consultant Involvement in Decision-Making Process

•      Assists the Compensation Committee in the design of the executive compensation ranges, variable incentive plans and the determination of the overall compensation mix.

•      Provides analysis and crafts recommendations for the Compensation Committee in setting the executive officers’ compensation.

CEO Involvement in Decision-Making Process

•      Creates and presents recommendations to the Compensation Committee for the compensation of non-CEO executive officers.

•      Does not participate in the Compensation Committees review, discussion or determination of her own salary.

Elements of Executive Compensation

Base Salary

Base salaries are designed to provide a stable source of income for our NEOs. In general, base salaries are established to be market competitive to attract and retain qualified executives. Base salaries are reviewed regularly considering several factors including the executive’s experience, responsibilities, and peer group compensation. The base salaries of our NEOs during Fiscal 2023 were as follows:

Fiscal 2023 Base
Named Executive Officer	Salary ($USD)
Susan Docherty(1)
Chief Executive Officer and Interim Chief Operating Officer	$676,000
Michael Bridge
General Counsel and Corporate Secretary	$325,000
Stephen Johnston
Chief Financial Officer	$425,000
Mark Orsmond(2)
Former Chief Financial Officer	$401,250

 _______________________

(1) Ms. Docherty’s annual base salary was increased from $650,000 to $676,000 effective January 1, 2023.

(2) Mr. Orsmond’s annual base salary was increased from $375,000 to $401,250 effective January 1, 2023.

Short-Term Incentive Program

Starting in 2022 with the adoption of a formulaic scorecard, our annual cash bonus opportunities under our short-term incentive program (“STIP”) are designed to incentivize our NEOs to achieve the required performance of key annual objectives. Each of our NEOs has a target bonus expressed as a percentage of the officer’s base salary. Several factors were considered in developing the target bonus opportunities, including the executive’s responsibilities, base salary, our projected corporate performance, growth, and peer group compensation. Since the performance goals for Fiscal 2023 were not achieved, no payouts were made to the NEOs under the STIP for Fiscal 2023.

Long-Term Incentive Program

The ElectraMeccanica Vehicles Corp. 2020 Stock Incentive Plan (the “Stock Incentive Plan”) provides us flexibility to grant equity-based incentive awards in the form of stock options (each, an “Option”), restricted share units (“RSUs”), performance share units and deferred share units (“DSUs”). The purpose of the Stock Incentive Plan is to, among other things, provide us with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants of the Company and our subsidiaries, to reward such of those directors, employees and consultants as may be granted awards under the Stock Incentive Plan by the Board from time to time for their contributions toward the long-term goals and success of the Company, and to enable and encourage such directors, employees and consultants to acquire shares as long-term investments and proprietary interests in the Company.

Discretionary Cash Bonus

From time to time, the Board or the Compensation Committee may approve cash bonuses for our NEOs based on individual performance, company performance or as otherwise determined appropriate, which may be in addition to amounts earned under the STIP.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by or paid to our NEOs for Fiscal 2023 and the fiscal year ended December 31, 2022 (“Fiscal 2022”), as applicable:

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	All other compensation ($)(4)	Total ($)
Susan Docherty(5)
Chief Executive Officer and Interim Chief Operating Officer	2023	676,000	1,014,000	—	—	33,374	1,723,374
	2022	49,583	—	1,755,534	2,981,875	—	4,786,992
Michael Bridge(6)
General Counsel and Corporate Secretary	2023	255,035	406,250	—	192,125	—	853,410
	2022	—	—	—	—	—	—
Stephen Johnston(7)
Chief Financial Officer	2023	96,715	85,000	118,200	—	196,244	496,159
	2022	—	—	—	—	—	—
Mark Orsmond(8)(9)
Former Chief Financial Officer	2023	361,145	—	—	—	506,750	867,895
	2022	—	—	—	—	—	—

_______________________

(1)	For Fiscal 2023, the amount for Ms. Docherty represents a discretionary cash bonus of $676,000 and a retention cash payment of $338,000 pursuant to the Docherty Retention Agreement (as defined below); the amount for Mr. Bridge represents a discretionary cash bonus of $243,750 and a retention cash payment of $162,500 pursuant to the Bridge Retention Agreement (as defined below); and the amount for Mr. Johnston represents a discretionary cash bonus of $85,000. See “—Executive Employment Arrangements—Retention Agreements” for additional information relating to the Docherty Retention Agreement and the Bridge Retention Agreement.

(2)	For Fiscal 2023, the amount for Mr. Johnston represents the aggregate grant date fair value of a RSU award computed in accordance with FASB ASC Topic 718. The grant date fair value for the RSU award granted to Mr. Johnston was calculated based on the closing price of the Company’s common shares on the December 7, 2023 grant date of $0.394.

For Fiscal 2022, the amount for Ms. Docherty represents the aggregate grant date fair value of a RSU award and performance RSU (“PRSU”) awards computed in accordance with FASB ASC Topic 718. The grant date fair value for the RSU award granted to Ms. Docherty was calculated based on the closing price of the Company’s common shares on the December 5, 2022 grant date of $1.11. The grant date fair value for the PRSU awards granted to Ms. Docherty was calculated based on the closing price of the Company’s common shares on the December 5, 2022 grant date of $1.11 and the probable outcome of the performance conditions requiring that the Company’s share price attain a 30-day volume weighted average price per common share equal to or exceeding $5.00, $6.00 and $7.00, as applicable. The PRSU awards do not have threshold or maximum payout amounts.

(3)	For Fiscal 2023, the amount for Mr. Bridge represents the aggregate grant date fair value of an option award computed in in accordance with FASB ASC Topic 718 using the Black-Scholes option pricing model based on the following weighted average assumptions:

Year ended December 31,
2023
Expected life of options	4.50 years
Annualized volatility	101%
Risk-free interest rate	3.45%
Dividend rate	0%

For Fiscal 2022, the amount for Ms. Docherty represents the aggregate grant date fair value of:

(i)	an option award computed in accordance with FASB ASC Topic 718 using the Black-Scholes option pricing model based on the following weighted average assumptions:

Year ended December 31,
2022
Expected life of options	3.85-5 years
Annualized volatility	61%-123.7%
Risk-free interest rate	1.75%-4.23%
Dividend rate	0%

(ii)	performance option awards computed in accordance with FASB ASC Topic 718 calculated based on the probable outcome of the performance conditions requiring that the Company’s share price attain a 30-day volume weighted average price per common share equal to or exceeding $2.50 and $5.00, as applicable. The performance option awards do not have threshold or maximum payout amounts.

(4)	For Fiscal 2023, the amount for Ms. Docherty represents the cost of company-leased housing; the amount for Mr. Johnston represents consulting fees earned prior to his appointment as the Company’s Chief Financial Officer; and the amount for Mr. Orsmond represents a severance payment in the amount of $438,132 and consulting fees of $68,619 earned following his resignation as the Company’s Chief Financial Officer.

(5)	Ms. Docherty was appointed as Chief Executive Officer and Interim Chief Operating Officer of the Company on December 5, 2022.

(6)	Mr. Bridge was appointed as General Counsel and Corporate Secretary of the Company on March 20, 2023.

(7)	Mr. Johnston was appointed as Chief Financial Officer of the Company on October 9, 2023.

(8)	Mr. Orsmond was appointed as Chief Financial Officer of the Company on August 24, 2022 and was not a NEO for Fiscal 2022. Mr. Orsmond resigned as Chief Financial Officer of the Company, effective October 9, 2023.

(9)	Mr. Orsmond was paid in Canadian dollars for Fiscal 2023. The amounts included in this Summary Compensation Table for Mr. Orsmond for Fiscal 2023 were determined by converting his compensation in Canadian dollars to U.S. dollars using the exchange rate at the time of payment, which ranged between approximately 1 Canadian dollar to 0.7230 U.S. dollars and 1 Canadian dollar to 0.7601 U.S. dollars.

2023 Outstanding Equity Awards at Fiscal Year End

The following table sets out information about outstanding equity awards held by our NEOs as of December 31, 2023:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Susan Docherty	666,666	1,333,334	(2)(11)	—		1.11	12/05/2029	—		—	—		—
	—	—		1,000,000	(3)(11)	1.11	12/05/2029	—		—	—		—
	—	—		750,000	(4)(11)	1.11	12/05/2029	—		—	—		—
	—	—		—		—	—	666,667	(5)	226,667	—		—
	—	—		—		—	—	—		—	437,500	(6)	148,750
	—	—		—		—	—	—		—	218,750	(7)	74,375
	—	—		—		—	—	—		—	218,750	(8)	74,375
Michael Bridge	—	500,000	(9)(11)	—		0.535	3/23/2030	—		—	—		—
Stephen Johnston	—	—		—		—	—	300,000	(10)	102,000	—		—
Mark Orsmond	460,550	—		—		1.50	1/31/2024	—		—	—		—

_______________________

(1)	The calculation of market value is based on the closing price of the Company’s common shares on December 29, 2023 (the last trading day of Fiscal 2023) of $0.34.

(2)	Represents an option award to purchase 2,000,000 common shares of the Company granted on December 5, 2022, which were to vest in three equal annual installments from the grant date.

(3)	Represents an option award to purchase 1,000,000 common shares of the Company granted on December 5, 2022, which were to vest in three equal annual installments from the grant date. Additionally, the option award is not exercisable until such time as the 30-day volume weighted average price (“30-Day VWAP”) of the Company’s common shares is $2.50 or greater.

(4)	Represents an option award to purchase 750,000 common shares of the Company granted on December 5, 2022, which were to vest in three equal annual installments from the grant date. Additionally, the option award is not exercisable until such time as the 30-Day VWAP of the Company’s common shares is $5.00 or greater.

(5)	Represents a RSU award covering 1,000,000 common shares of the Company granted on December 5, 2022, vesting in three equal annual installments from the grant date.

(6)	Represents a PRSU award covering 437,500 common shares of the Company granted on December 5, 2022, vesting on the first date on which the 30-Day VWAP of the Company’s common shares is $5.00 or greater.

(7)	Represents a PRSU award covering 218,750 common shares of the Company granted on December 5, 2022, vesting on the first date on which the 30-Day VWAP of the Company’s common shares is $6.00 or greater.

(8)	Represents a PRSU award covering 218,750 common shares of the Company granted on December 5, 2022, vesting on the first date on which the 30-Day VWAP of the Company’s common shares is $7.00 or greater.

(9)	Represents an option award to purchase 500,000 common shares of the Company granted on March 23, 2023, which were to vest in three equal annual installments from the grant date.

(10)	Represents a RSU award covering 300,000 common shares of the Company granted on December 7, 2023, vesting in three equal annual installments from the grant date.

(11)	In January 2024, the options held by Ms. Docherty and Mr. Bridge were accelerated upon the Company’s execution of the Xos Arrangement Agreement.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Executive Employment Arrangements

Current Executive Employment Agreements

Susan Docherty

On December 2, 2022, the Company entered into an executive employment agreement with Ms. Docherty, which was amended on January 4, 2024 (as amended, the “Docherty Employment Agreement”). The initial term of the Docherty Employment Agreement commenced on December 5, 2022 and will continue until the three-year anniversary of such date. The initial term will automatically extend on the same terms and conditions set forth below for additional one-year periods, unless either party gives the other party written notice of non-renewal at least 30 calendar days prior to the end of the initial term or any renewal term.

The Docherty Employment Agreement provides for the following:

•	a base salary of $650,000 per year during the term of the Docherty Employment Agreement to be paid according to the Company’s normal payroll cycle. The base salary will be reviewed annually and may be adjusted by the Compensation Committee in its sole discretion;

•	an award of three separate non-qualified stock options under the Stock Incentive Plan to purchase 3,750,000 common shares of the Company in the aggregate (collectively, the “Docherty Sign-On Options”), with each such Docherty Sign-On Option having an exercise price equating to the closing price for the Company’s shares as reported on Nasdaq on the day prior to the grant date (the “Exercise Price”), and with each such Docherty Sign-On Option having a maximum exercise term of seven years from the grant date (the “Exercise Term”) and, subject to the following, vesting in three equal annual installments from the grant date (the “Vesting”). The first Docherty Sign-On Option covers 2,000,000 common shares of the Company and is exercisable at the Exercise Price during the Exercise Term and is subject only to the Vesting. The second Docherty Sign-On Option covers 1,000,000 common shares of the Company and is exercisable at the Exercise Price during the Exercise Term and, subject to the Vesting, is not exercisable until such time as the 30-Day VWAP of the Company’s common shares is $2.50 or greater. The third Docherty Sign-On Option covers 750,000 common shares of the Company and is exercisable at the Exercise Price during the Exercise Term and, subject to the Vesting, is not exercisable until such time as the 30-Day VWAP of the Company’s common shares is $5.00 or greater;

•	an award of RSUs under the Stock Incentive Plan covering 1,000,000 common shares of the Company (the “Docherty Sign-On RSUs”), which vest in three equal annual installments from the date of grant;

•	an award of PRSUs under the Stock Incentive Plan covering 875,000 common shares of the Company (the “Docherty Sign-On PRSUs”), which vest as follows: (i) 437,500 vest on the first date on which the 30-Day VWAP of the Company’s common shares equals or exceeds $5.00; (ii) 218,750 will vest on the first day on which the 30-Day VWAP of the common shares of the Company equals or exceeds $6.00; and (iii) the final 218,750 will vest on the first day on which the 30-Day VWAP of the Company’s common shares equals or exceeds $7.00. Upon the termination of the Docherty Employment Agreement for any reason, other than for Cause (as defined in the Docherty Employment Agreement), all then unvested Docherty Sign-On PRSUs shall be entitled to continue to vest for a further period of one year from the date of termination; and

•	for expenses incurred up to June 30, 2024, reimbursement for reasonable and customary temporary housing costs in the Mesa/Phoenix metropolitan area not to exceed $3,500 per month.

Beginning January 1, 2023, Ms. Docherty is eligible to participate in the STIP with a target bonus opportunity equal to 100% of her base salary, which STIP payment in no event will exceed 200% of her base salary. The amount of the STIP payment, if any, will be based on the attainment of written quantitative and qualitative performance goals, including financial performance goals, established by the Compensation Committee in its sole discretion and in advance.

Beginning January 1, 2024, Ms. Docherty is eligible to receive grants of stock options, performance shares and other awards under the Stock Incentive Plan. The amount, mix, vesting schedule and other terms and conditions of the annual equity awards will be established by the Compensation Committee in its sole discretion.

Pursuant to the Docherty Employment Agreement, Ms. Docherty is eligible to participate in the Company’s standard company benefit and vacation plans, as such plans may be amended, modified, or terminated by the Company from time to time, with or without notice, in accordance with the applicable benefit and vacation plan documents.

The Docherty Employment Agreement may be terminated by the Board at any time during the term for any reason upon at least 30 calendar days’ prior written notice; provided that, the Board may terminate Ms. Docherty’s employment immediately for Cause. Upon termination by the Company for any reason, the Company will pay Ms. Docherty her accrued but unpaid base salary through her date of termination and any accrued but unpaid reasonable business expenses through her date of termination (the “Docherty Accrued Obligations”). If Ms. Docherty resigns from her employment with the Company by giving the Board at least 90 calendar days’ prior written notice of her resignation without Good Reason (as defined in the Docherty Employment Agreement), she will only be entitled to the Docherty Accrued Obligations. The Docherty Employment Agreement will terminate immediately upon Ms. Docherty’s death or disability, in which event she (or her spouse or estate) will be entitled to the Docherty Accrued Obligations and will be eligible to exercise any vested options for a period of one year from such termination date.

In the event Ms. Docherty’s full-time employment is terminated by the Board without Cause or by Ms. Docherty for Good Reason prior to a Change of Control (as defined in the Docherty Employment Agreement) during the term, then, in addition to the Docherty Accrued Obligations, and subject to Ms. Docherty’s timely execution (and non-revocation) of the release required by the Docherty Employment Agreement, Ms. Docherty will be entitled to receive a cash severance payment equal to the sum of: (i) 24 months of her then base salary plus one month of her then base salary for every completed year of service (to a maximum of 30 months); (ii) 18 times the monthly amount that is charged to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) qualified beneficiaries for the same medical coverage options elected by her immediately prior to her last day of employment; and (iii) the greater of (a) her average STIP paid in the two prior years and (b) 80% of the target annual STIP for the current fiscal year (collectively, the “Docherty Base Severance Amount”). The Docherty Base Severance Amount will be paid to Ms. Docherty in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of the release revocation period described below. In addition to the Docherty Base Severance Amount, Ms. Docherty will be entitled to receive a pro-rata STIP for the year in which her termination occurred, with such pro-rata STIP paid at the same time described above. In addition, Ms. Docherty will be eligible to exercise any vested Docherty Sign-On Options or other stock options granted to her by the Company which may have vested as at the date of termination by the Board without Cause or by Ms. Docherty for Good Reason prior to a Change of Control of for a period of one year from such termination date.

Upon the closing of a transaction during the term that results in a Change of Control, and notwithstanding anything in the Stock Incentive Plan to the contrary, the Docherty Sign-On Options and any other stock options awarded to her shall fully vest and become exercisable for a period of one year from the date of her termination, and her then Docherty Sign-On RSUs and any other RSUs awarded to her shall immediately vest.

In the event Ms. Docherty’s full-time employment is terminated by the Board without Cause or by Ms. Docherty with Good Reason during the 12 month period following a Change of Control during the term, then, in addition to the Docherty Accrued Obligations, and subject to Ms. Docherty’s timely execution (and non-revocation) of the release required by the Docherty Employment Agreement, Ms. Docherty will be entitled to receive a cash severance payment equal to the sum of: (i) 18 months of her then base salary; and (ii) 18 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by Ms. Docherty immediately prior to her last day of employment (collectively, the “Docherty Enhanced Severance Amount”). The Docherty Enhanced Severance Amount will be paid to Ms. Docherty in installments over an 18-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of 60 days from Ms. Docherty’s last day of employment. Notwithstanding the foregoing, if the Company closes a transaction that results in a Change of Control, then the portion of the Docherty Enhanced Severance Amount that is deemed to be exempt from Section 409A of the Internal Revenue Code (the “Code”) will be accelerated and paid to Ms. Docherty in a single lump sum cash payment upon the closing of such Change of Control.

The Docherty Employment Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Michael Bridge

On February 9, 2023, the Company entered into an executive employment agreement with Mr. Bridge, which was amended on January 4, 2024 (as amended, the “Bridge Employment Agreement”). The initial term of the Bridge Employment Agreement commenced on March 20, 2023 and will continue until the three-year anniversary of such date. The initial term will automatically extend on the same terms and conditions set forth below for additional one-year periods, unless either party gives the other party written notice of non-renewal at least 30 calendar days prior to the end of the initial term or any renewal term.

The Bridge Employment Agreement provides for the following:

•	a base salary of $325,000 per year during the term of the Bridge Employment Agreement to be paid according to the Company’s normal payroll cycle. The base salary will be reviewed annually and may be adjusted by the Compensation Committee in its sole discretion; and

•	an award of non-qualified stock options under the Stock Incentive Plan to purchase 500,000 common shares of the Company (the “Bridge Sign-On Options”), with such Bridge Sign-On Option having an exercise price equating to the closing price for the Company’s shares as reported on Nasdaq on the day prior to the grant date, and with such Bridge Sign-On Option having a maximum exercise term of seven years from the grant date and vesting in three equal annual installments from the grant date.

Beginning January 1, 2023, Mr. Bridge is eligible to participate in the STIP with a target bonus opportunity equal to 50% of his base salary, which STIP payment in no event will exceed 100% of his base salary. The amount of the STIP payment, if any, will be based on the attainment of written quantitative and qualitative performance goals, including financial performance goals, established by the Compensation Committee in its sole discretion and in advance.

Beginning January 1, 2024, Mr. Bridge is eligible to receive grants of stock options, performance shares and other awards under the Stock Incentive Plan. The amount, mix, vesting schedule and other terms and conditions of the annual equity awards will be established by the Compensation Committee in its sole discretion.

Pursuant to the Bridge Employment Agreement, Mr. Bridge is eligible to participate in the Company’s standard company benefit and vacation plans, as such plans may be amended, modified, or terminated by the Company from time to time, with or without notice, in accordance with the applicable benefit and vacation plan documents.

The Bridge Employment Agreement may be terminated by the Board at any time during the term for any reason upon at least 30 calendar days’ prior written notice; provided that, the Board may terminate Mr. Bridge’s employment immediately for Cause (as defined in the Bridge Employment Agreement). Upon termination by the Company for any reason, the Company will pay Mr. Bridge his accrued but unpaid base salary through his date of termination and any accrued but unpaid reasonable business expenses through her date of termination (the “Bridge Accrued Obligations”). If Mr. Bridge resigns from his employment with the Company by giving the Board at least 90 calendar days’ prior written notice of his resignation without Good Reason (as defined in the Bridge Employment Agreement), he will only be entitled to the Bridge Accrued Obligations. The Bridge Employment Agreement will terminate immediately upon Mr. Bridge’s death or disability, in which event he (or his spouse or estate) will be entitled to the Bridge Accrued Obligations and will be eligible to exercise any vested options for a period of one year from such termination date.

In the event Mr. Bridge’s full-time employment is terminated by the Board without Cause or by Mr. Bridge for Good Reason prior to a Change of Control (as defined in the Bridge Employment Agreement) during the term, then, in addition to the Bridge Accrued Obligations, and subject to Mr. Bridge’s timely execution (and non-revocation) of the release required by the Bridge Employment Agreement, Mr. Bridge will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of his then base salary plus one month of his then base salary for every completed year of service (to a maximum of 16 months); (ii) 6 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by his immediately prior to his last day of employment; and (iii) 80% of the target annual STIP for the current fiscal year (collectively, the “Bridge Base Severance Amount”). The Bridge Base Severance Amount will be paid to Mr. Bridge in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of the release revocation period described below. In addition to the Bridge Base Severance Amount, Mr. Bridge will be entitled to receive a pro-rata STIP for the year in which his termination occurred, with such pro-rata STIP paid at the same time described above. In addition, Mr. Bridge will be eligible to exercise any vested Bridge Sign-On Options or other stock options granted to him by the Company which may have vested as at the date of termination by the Board without Cause or by Mr. Bridge for Good Reason prior to a Change of Control of for a period of one year from such termination date.

Upon the closing of a transaction during the term that results in a Change of Control, and notwithstanding anything in the Stock Incentive Plan to the contrary, the Bridge Sign-On Options and any other stock options awarded to him shall fully vest and become exercisable for a period of one year from the date of his termination.

In the event Mr. Bridge’s full-time employment is terminated by the Board without Cause or by Mr. Bridge with Good Reason during the 12 month period following a Change of Control during the term, then, in addition to the Bridge Accrued Obligations, and subject to Mr. Bridge’s timely execution (and non-revocation) of the release required by the Bridge Employment Agreement, Mr. Bridge will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of his then base salary; and (ii) 6 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by Mr. Bridge immediately prior to his last day of employment (collectively, the “Enhanced Severance Amount”). The Enhanced Severance Amount will be paid to Mr. Bridge in installments over an 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of 60 days from Mr. Bridge’s last day of employment. Notwithstanding the foregoing, if the Company closes a transaction that results in a Change of Control, then the portion of the Bridge Enhanced Severance Amount that is deemed to be exempt from Section 409A of the Code will be accelerated and paid to Mr. Bridge in a single lump sum cash payment upon the closing of such Change of Control.

The Bridge Employment Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Stephen Johnston

On October 9, 2023, the Company entered into an executive employment agreement with Mr. Johnston (the “Johnston Employment Agreement”). The initial term of the Johnston Employment Agreement commenced on October 9, 2023 and will continue until the three-year anniversary of such date. The initial term will automatically extend on the same terms and conditions set forth below for additional one-year periods, unless either party gives the other party written notice of non-renewal at least 30 calendar days prior to the end of the initial term or any renewal term.

The Johnston Employment Agreement provides for the following:

•	a base salary of $425,000 per year during the term of the Johnston Employment Agreement to be paid according to the Company’s normal payroll cycle. The base salary will be reviewed annually and may be adjusted by the Compensation Committee in its sole discretion; and

•	an award of RSUs under the Stock Incentive Plan covering 300,000 common shares of the Company (the “Johnston Sign-On RSUs”), which vest in three equal annual installments from the date of grant.

Mr. Stephen was eligible for a 2023 pro rata cash bonus based on his achievement of pre-defined personal objectives with a target incentive bonus of $63,750.

Beginning January 1, 2024, Mr. Johnston is eligible to participate in the STIP with a target bonus opportunity equal to 60% of his base salary. The amount of the STIP payment, if any, will be determined by the Compensation Committee in its sole discretion and in advance.

Beginning January 1, 2024, Mr. Johnston is eligible to receive grants of restricted shares, performance shares and other awards under the Stock Incentive Plan. The amount, mix, vesting schedule and other terms and conditions of the annual equity awards will be established by the Compensation Committee in its sole discretion.

Pursuant to the Johnston Employment Agreement, Mr. Johnston is eligible to participate in the Company’s standard company benefit and vacation plans, as such plans may be amended, modified, or terminated by the Company from time to time, with or without notice, in accordance with the applicable benefit and vacation plan documents.

The Johnston Employment Agreement may be terminated by the Board at any time during the term for any reason upon at least 30 calendar days’ prior written notice; provided that, the Board may terminate Mr. Johnston’s employment immediately for Cause (as defined in the Johnston Employment Agreement). Upon termination by the Company for any reason, the Company will pay Mr. Johnston his accrued but unpaid base salary through his date of termination and any accrued but unpaid reasonable business expenses through her date of termination (the “Johnston Accrued Obligations”). If Mr. Johnston resigns from his employment with the Company by giving the Board at least 90 calendar days’ prior written notice of his resignation without Good Reason (as defined in the Johnston Employment Agreement), he will only be entitled to the Johnston Accrued Obligations. The Johnston Employment Agreement will terminate immediately upon Mr. Johnston’s death or disability, in which event he (or his spouse or estate) will be entitled to the Johnston Accrued Obligations.

In the event Mr. Johnston’s full-time employment is terminated by the Board without Cause or by Mr. Johnston for Good Reason during the term, then, in addition to the Johnston Accrued Obligations, and subject to Mr. Johnston’s timely execution (and non-revocation) of the release required by the Johnston Employment Agreement, Mr. Johnston will be entitled to receive a cash severance payment equal to the sum of: (i) 12 months of his then base salary plus one month of his then base salary for every completed year of service (to a maximum of 16 months); (ii) 6 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected by his immediately prior to his last day of employment; and (iii) the greater of (a) his average STIP paid in the two prior years and (b) 80% of the target annual STIP for the current fiscal year (collectively, the “Johnston Severance Amount”). The Johnston Severance Amount will be paid to Mr. Johnston in installments over a 12-month period, in accordance with the Company’s normal payroll cycle, with the first installment paid during the first payroll period following the expiration of the release revocation period described below. In addition to the Severance Amount, Mr. Johnston will be entitled to receive a pro-rata STIP for the year in which his termination occurred, with such pro-rata STIP paid at the same time described above.

Upon the closing of a transaction during the term that results in a Change of Control (as defined in the Johnston Employment Agreement), and notwithstanding anything in the Stock Incentive Plan to the contrary, the Johnston Sign-On RSUs and any other RSUs awarded to him shall immediately vest. Pursuant to the Johnston Employment Agreement, a transaction that would otherwise be deemed a Change of Control that is consummated within nine months of Mr. Johnston’s start date shall not constitute a Change of Control under the Johnston Employment Agreement.

The Johnston Employment Agreement contains typical restrictive covenants with respect to non-disparagement, non-solicitation of customers and employees and non-competition for a period of 12 months after cessation of employment.

Prior to Mr. Johnston’s employment as the Company’s Chief Financial Officer, Mr. Johnston provided consulting services to the Company in Fiscal 2023 pursuant to a consulting services agreement. Under the consulting services agreement, the Company paid Mr. Johnston an aggregate of $196,244 in consulting fees for Fiscal 2023.

Retention Agreements

On September 28, 2023, the Company entered into a retention agreement with Ms. Docherty, which was amended on January 4, 2024 (as amended, the “Docherty Retention Agreement”), pursuant to which Ms. Docherty is eligible to earn a cash retention payment of up to $1,014,000 in the aggregate (the “Docherty Retention Payment”) if she remains actively employed by the Company until June 30, 2024. The Docherty Retention Payment is payable in three equal installments, with the first payment having vested on October 1, 2023, the second payment having vested on February 14, 2024, and the final payment vesting on June 30, 2024, subject to Ms. Docherty’s active employment through the respective vesting date.

On September 28, 2023, the Company entered into a retention agreement with Mr. Bridge, which was amended on January 4, 2024 (as amended, the “Bridge Retention Agreement”), pursuant to which Mr. Bridge is eligible to earn a cash retention payment of up to $487,500 in the aggregate (the “Bridge Retention Payment”) if he remains actively employed by the Company until June 30, 2024. The Bridge Retention Payment is payable in three equal installments, with the first payment having vested on October 1, 2023, the second payment having vested on February 14, 2024, and the final payment vesting on June 30, 2024, subject to Br. Bridge’s active employment through the respective vesting date.

On January 4, 2024, the Company entered into a retention agreement with Mr. Johnston, pursuant to which Mr. Johnston is eligible to earn a cash retention payment of up to $425,000 in the aggregate (the “Johnston Retention Payment”) if he remains actively employed by the Company until June 30, 2024. The Johnston Retention Payment is payable in two equal installments, with the first payment having vested on February 14, 2024 and the final payment vesting on June 30, 2024, subject to Mr. Johnston’s active employment through the respective vesting date.

Additionally, if Ms. Docherty, Mr. Bridge or Mr. Johnston is involuntarily terminated prior to June 30, 2024 by the Company for any reason other than Cause (as defined in each of their respective retention agreements), then any such termination will result in an immediate vesting of the remaining portion of the Docherty Retention Payment, the Bridge Retention Payment or the Johnston Retention Payment, as applicable, which has not yet vested. Further, if the Company closes a transaction that results in a Change in Control (as defined in the Stock Incentive Plan) prior to June 30, 2024, then such transaction will result in an immediate vesting of the remaining portion of the Docherty Retention Payment, the Bridge Retention Payment or the Johnston Retention Payment, as applicable, which has not yet vested, and such amount will be paid in a single lump sum cash payment upon the closing of such Change in Control.

Former Executive Employment Agreements

Mark Osmond

Mr. Orsmond resigned as the Company’s Chief Financial Officer, effective October 9, 2023. Pursuant to Mr. Orsmond’s employment agreement with the Company, Mr. Orsmond was entitled to certain payments and benefits, including (i) all accrued and unpaid statutory holiday and vacation pay (if any), salary, and expense reimbursement, up to and including the date of termination; (ii) an amount equal to 13 months’ salary; (iii) benefits for 12 months from the date of termination; and (iv) the opportunity to exercise any unexercised and fully vested portion of any options on the date of termination any time during the 12 months thereafter. In accordance with the Orsmond Employment Agreement, Mr. Orsmond was required to enter into an agreement (the “Orsmond Release Agreement”) providing for a general release of claims in favor of the Company as a condition precedent to receiving any payments or benefits under the Orsmond Employment Agreement. On October 17, 2023, the Company and Mr. Orsmond entered into the Orsmond Release Agreement.

Additionally, on October 11, 2023, the Company and Orsim Finance Ltd (“Orsim”) entered into a consulting services agreement, effective October 13, 2023, pursuant to which Mr. Orsmond, the principal of Orsim, would provide certain consulting and transitional services to the Company through December 31, 2023. In consideration of the services provided by Mr. Orsmond, the Company paid Orsim a consulting fee of CAD$45,810 per month.

Director Compensation

Compensation for our non-employee directors consists of a retainer (which differs between the Board Chair and other members) and a DSU grant. There are additional cash payments for the chair of a committee and committee member. We also reimburse out-of-pocket costs that are incurred by the directors.

After careful consideration and discussion, the Compensation Committee made the decision to allow each director to allocate their own compensation mix using the total compensation value resulting in varying retainer payment amounts as outlined in this Director Compensation section. The following table reflects the target compensation mix, as determined by the directors individually for Fiscal 2023.

Board Member	Cash Retainer (% of mix)	Equity (% of mix)	Cash Retainer ($)	Equity (DSU Value) ($)	Expected Total Compensation ($)
Steven Sanders (Chairman)	75	25	147,500	42,500	190,000
Mike Richardson (Vice Chair)	75	25	132,500	40,000	172,500
Luisa Ingargiola	75	25	117,500	30,000	147,500
Dietmar Ostermann	75	25	107,500	30,000	137,500
Dave Shemmans	75	25	120,000	30,000	150,000
Joanna Yan	75	25	97,500	30,000	127,500
Jerry Kroll*	75	25	90,000	30,000	120,000
Bill Quigley*	75	25	105,000	30,000	135,000

* Messrs. Kroll and Quigley did not stand for re-election at our 2023 Annual General Meeting of Shareholders.

The following table sets forth information relating to the compensation earned by our non-employee directors for Fiscal 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	Total ($)
Steven Sanders	197,500	68,553	—	266,053
Michael Richardson	182,500	60,087	—	242,587
Luisa Ingargiola	117,500	50,263	—	167,763
Dietmar Ostermann	184,897	30,000	—	214,897
David Shemmans	120,000	49,105	—	169,105
Joanne Yan	103,500	54,648	—	158,148
Jerry Kroll	90,000	52,753	—	142,753
Bill Quigley	105,000	30,000	—	135,000

 _______________________

(1)	The amounts represent the aggregate grant date fair value of DSU awards granted in Fiscal 2023 computed in accordance with FASB ASC Topic 718. Due to an administrative oversight, the annual equity grant consisting of DSUs for Messrs. Sanders, Kroll, Shemmans and Richardson and Mses. Ingargiola and Yan in connection with their services on the Board for Fiscal 2022 was granted in July 2023. Accordingly, the grant date fair value of such DSU awards are included in the amounts presented in this column.

(2)	As of December 31, 2023, our non-employee directors who served on the Board during Fiscal 2023 had options (both vested and unvested) to purchase the following number of common shares of the Company: Mr. Sanders – 345,000; Mr. Richardson – Nil; Ms. Ingargiola – 225,000; Mr. Ostermann – Nil; Mr. Shemmans – Nil; Ms. Yan – 350,000; Mr. Kroll – 1,260,000; and Mr. Quigley – Nil.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,367,605	(2)	$1.99	7,553,885
Equity compensation plans not approved by security holders	—		—	—
Total	15,367,605			7,553,885

 _______________________

(1)	Common shares issuable upon vesting of RSUs and DSUs have been excluded from the calculation of the weighted average exercise price because they have no exercise price.

(2)	Represents (i) 1,2445,156 common shares subject to outstanding stock options; (ii) 2,175,000 common shares subject to outstanding RSUs; and (iii) 747,449 common shares subject to outstanding DSUs.

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common shares as of March 7, 2024 by:

•	each person or group who is known by us to own beneficially more than 5% of our common shares;

•	each of our directors;

•	each of our NEOs; and

•	all members of our Board and our current executive officers as a group.

Beneficial ownership of our common shares is determined under the rules of the SEC and generally includes any common shares over which a person exercises sole or shared voting or investment power. Common shares of which a person has the right to acquire beneficial ownership at any time within 60 days of March 7, 2024 are deemed outstanding and beneficially owned by the person for the purpose of computing the number of common shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

The percentage of our common shares beneficially owned in the table is based on 119,495,465 common shares outstanding as of March 7, 2024.

Unless otherwise indicated, the address for each holder listed below is c/o ElectraMeccanica Vehicles Corp., 6060 Silver Drive, Third Floor, Burnaby, British Columbia, Canada, V5H 0H5.

Name	Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
5% Shareholders
None

Directors and Named Executive Officers
Susan Docherty(1)	3,953,333	3.2%
Luisa Ingargiola(2)	389,524	*
Dietmar Ostermann(3)	76,923	*
Michael Richardson(4)	138,026	*
Steven Sanders(5)	513,958	*
David Shemmans(6)	111,413	*
Joanne Yan(7)	554,829	*
Michael Bridge(8)	500,000	*
Stephen Johnston	—	*
Mark Orsmond(9)	460,550	*
All directors and current executive officers as a group (10 persons)	6,788,006	5.4%

_______________________

*	Represents beneficial ownership of less than 1%.

(1)	Shares beneficially owned consist of (i) 203,333 common shares directly held by Ms. Docherty and (ii) 3,750,000 common shares that are issuable to Ms. Docherty upon exercise of vested options.

(2)	Shares beneficially owned consist of (i) 42,224 common shares directly held by Ms. Ingargiola; (ii) 225,000 common shares that are issuable to Ms. Ingargiola upon exercise of vested options and (ii) 122,300 common shares that are issuable to Ms. Ingargiola upon settlement of vested DSUs.

(3)	Shares beneficially owned consist of 76,923 common shares that are issuable to Mr. Ostermann upon settlement of vested DSUs.

(4)	Shares beneficially owned consist of 138,026 common shares that are issuable to Mr. Richardson upon settlement of vested DSUs.

(5)	Shares beneficially owned consist of (1) 345,000 common shares that are issuable to Mr. Sanders upon exercise of vested options and (ii)168,958 common shares that are issuable to Mr. Sanders upon settlement of vested DSUs.

(6)	Shares beneficially owned consist of 111,413 common shares that are issuable to Mr. Shemmans upon settlement of vested DSUs.

(7)	Shares beneficially owned consist of (i) 75,000 common shares directly held by Ms. Yan; (ii) 350,000 common shares that are issuable to Ms. Yan upon exercise of vested options and (ii) 129,829 common shares that are issuable to Ms. Yan upon settlement of vested DSUs.

(8)	Shares beneficially owned consist of 500,000 common shares that are issuable to Mr. Bridge upon exercise of vested options.

(9)	Shares beneficially owned consist of 460,550 common shares that are issuable to Mr. Orsmond upon exercise of vested options.

Change in Control

As discussed elsewhere in this Form 10-K, on January 11, 2024, the Company and Xos entered into the Xos Arrangement Agreement, pursuant to which Xos will acquire all of the issued and outstanding common shares of the Company pursuant to the Xos Plan of Arrangement. Subject to the terms and conditions set forth in the Xos Arrangement Agreement and the Xos Plan of Arrangement, each issued common share of the Company outstanding immediately prior to the effective time of the Xos Arrangement (other than the shares held by the Company’s shareholders who have exercised rights of dissent in respect of the Xos Arrangement) will be transferred to Xos in exchange for such number of shares of Xos common stock, as is provided for in the Xos Arrangement Agreement. The completion of the Xos Arrangement is subject to the satisfaction or waiver of closing conditions, including, among others, required approvals of Xos’ stockholders and the Company’s shareholders, court approval of the transaction, certain third-party approvals and other customary closing conditions. There are no assurances that the proposed Xos Arrangement will be consummated.

The foregoing description of the Xos Arrangement and the Xos Arrangement Agreement does not purport to be complete and is qualified in its entirety by reference to the Xos Arrangement Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2022, there have been no transactions to which the Company has been a participant in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, director nominees, executive officers, beneficial owners of more than five percent of our common shares or any other “related person” (as defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest.

Director Independence

The Board has determined that the following directors are “independent” under the listing standards of Nasdaq, as such directors do not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director:

•	Steven Sanders

•	Michael Richardson

•	Luisa Ingargiola

•	Dietmar Ostermann

•	Dave Shemmans

•	Joanne Yan

Jerry Kroll and Bill Quigley, both of whom served on the Board in Fiscal 2023 but did not stand for re-election at our 2023 Annual General Meeting of Shareholders, were previously determined to be independent by the Board as well.

Item 14.	Principal Accountant Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP (“KPMG”), the independent registered public accounting firm of the Company:

	Years Ended December 31
	2023	2022
Audit fees	$849,792	$1,028,325
Audit-related fees	—	—
Tax fees	303,193	137,400
All other fees	—	—
Total	$1,152,985	$1,165,725

Audit Fees

This category includes the aggregate fees billed by KPMG for the audit of our annual financial statements and reviews of interim financial statements that are provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by KPMG for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by KPMG for products or services other than as described in the immediately preceding three categories.

Pre-Approval Policies and Procedures

Our Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by our independent registered public accounting firm. Our Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent registered public accounting firm. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent registered public accounting firm which are not encompassed by our Audit Committee’s annual pre-approval and are not prohibited by law. Our Audit Committee has the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by our independent registered public accounting firm. Our Audit Committee has approved all audit and permitted non-audit services performed by KPMG for the years ended December 31, 2022 and 2023.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Form 10-K are filed as a part of this report.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

The following exhibits are filed as part of this Form 10-K.

Exhibit No.	Description of Exhibit	Method of Filing
2.1	Arrangement Agreement, dated August 14, 2023, by and among ElectraMeccanica Vehicles Corp., Tevva Motors Limited, 1432952 B.C. Ltd. and 1432957 B.C. Ltd.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

2.2	Arrangement Agreement, dated January 11, 2024, by and between ElectraMeccanica Vehicles Corp. and Xos, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024

2.2.1	Amendment Agreement, dated January 31, 2024, by and between ElectraMeccanica Vehicles Corp. and Xos, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024

3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form F-1 filed with the SEC on October 12, 2016

3.2	Articles	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024

4.1	Description of registrant’s securities	Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

10.1+	ElectraMeccanica Vehicles Corp. 2020 Stock Incentive Plan	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on October 5, 2020

10.2+	Executive Employment Agreement, dated December 2, 2022, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023

10.2.1+	First Executive Employment Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024

10.3+	Executive Employment Agreement, dated February 9, 2023, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023

10.3.1+	First Executive Employment Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

10.4+	Executive Employment Agreement, dated October 9, 2023, by and between ElectraMeccanica Vehicles Corp. and Stephen Johnston	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023

10.5+	Executive Employment Services Agreement, dated December 24, 2021, by and among ElectraMeccanica Vehicles Corp., EMV Automotive USA, Inc. and Kim Brink	Incorporated by reference to Exhibit 4.10 of the Company’s Annual Report on Form 20-F filed with the SEC on March 22, 2022

10.6+	Executive Employment Services Agreement, dated August 22, 2022, by and between ElectraMeccanica Vehicles Corp. and Mark Orsmond	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023

10.7+	Independent Contractor Consulting Agreement, dated October 11, 2023, by and between ElectraMeccanica Vehicles Corp. and Orsim Finance Ltd	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023

10.8+	Release Agreement, dated October 17, 2023, by and between ElectraMeccanica Vehicles Corp. and Mark Orsmond	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2023

10.9+	Retention Agreement, dated September 28, 2023, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023

10.9.1+	First Retention Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Susan Docherty	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024

10.10+	Retention Agreement, dated September 28, 2023, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

10.10.1+	First Retention Agreement Amendment, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Michael Bridge	Incorporated by reference to Exhibit 10.10.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

10.11+	Retention Agreement, dated January 4, 2024, by and between ElectraMeccanica Vehicles Corp. and Stephen Johnston	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024

10.12*	Design and Supply Agreement, dated March 3, 2023, by and between ElectraMeccanica USA, LLC and GLV, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023

10.13	Settlement Deed, dated May 8, 2023, between ElectraMeccanica Vehicles Corp. and Chongqing Zongshen Automobile Industry Co., Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023

10.14	Form of Voting Support and Lock-Up Agreement for ElectraMeccanica Vehicles Corp. Shareholders	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

10.15	Form of Voting Support and Lock-Up Agreement for Tevva Motors Limited Shareholders	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

10.16	Facility Letter, dated August 14, 2023, by and between ElectraMeccanica Vehicles Corp. and Tevva Motors Limited	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023

10.17	Form of Voting Support and Lock-Up Agreement by and between Xos, Inc. and ElectraMeccanica Locked-Up Parties	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024

10.18	Form of Voting Support and Lock-Up Agreement by and between ElectraMeccanica Vehicles Corp. and Xos Locked-Up Parties	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 99.4 of the Company’s Report of Foreign Private Issuer on Form 6-K filed with the SEC on April 27, 2020 (the first Form 6-K filed on such date)

21.1	Subsidiaries of ElectraMeccanica Vehicles Corp.	Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

23.1	Consent of KPMG LLP, Chartered Professional Accountants	Incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	Incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	Incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	Filed herewith

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

97.1+	ElectraMeccanica Vehicles Corp. Clawback Policy	Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed herewith

Notes:

+	Indicates management contract or compensatory plan or arrangement

*	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2024	ELECTRAMECCANICA VEHICLES CORP.

	By:	/s/ Susan E. Docherty
Susan E. Docherty
Chief Executive Officer and Interim Chief Operating Officer (Principal Executive Officer)